Form 10-Q
period 2022-07-01
Dolby Laboratories, Inc.
filed 2022-08-09
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On July 29, 2022, the registrant had 61,590,451 shares of Class A common stock, par value $0.001 per share, and 36,086,129 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended July 1, 2022

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	July 1, 2022	September 24, 2021
ASSETS
Current assets:
Cash and cash equivalents	$858,905	$1,225,380
Restricted cash	8,352	7,652
Short-term investments	156,812	38,839
Accounts receivable, net of allowance for credit losses of $9,572 and $8,744	236,229	232,609
Contract assets, net of allowance for credit losses of $123 and $208	170,402	182,316
Inventories, net	24,096	10,965
Prepaid expenses and other current assets	49,923	62,737
Total current assets	1,504,719	1,760,498
Long-term investments	106,726	62,819
Property, plant and equipment, net	517,870	534,381
Operating lease right-of-use assets	53,702	67,128
Intangible assets, net	119,251	122,890
Goodwill	368,282	340,694
Deferred taxes	183,545	156,020
Other non-current assets	65,841	61,257
Total assets	$2,919,936	$3,105,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,821	$17,779
Accrued liabilities	229,267	262,728
Income taxes payable	3,850	1,334
Contract liabilities	21,216	18,473
Operating lease liabilities	14,331	15,403
Total current liabilities	285,485	315,717
Non-current contract liabilities	24,350	23,713
Non-current operating lease liabilities	44,257	56,715
Other non-current liabilities	106,319	105,310
Total liabilities	460,411	501,455

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 62,578,760 shares issued and outstanding at July 1, 2022 and 64,986,316 at September 24, 2021	57	59
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,086,629 shares issued and outstanding at July 1, 2022 and 36,086,779 at September 24, 2021	41	41
Retained earnings	2,484,689	2,607,909
Accumulated other comprehensive loss	(30,426)	(10,030)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,454,361	2,597,979
Controlling interest	5,164	6,253
Total stockholders’ equity	2,459,525	2,604,232
Total liabilities and stockholders’ equity	$2,919,936	$3,105,687
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Revenue:
Licensing	$269,289	$271,569	$915,406	$948,159
Products and services	20,296	15,230	60,183	48,072
Total revenue	289,585	286,799	975,589	996,231

Cost of revenue:
Cost of licensing	13,756	12,480	45,363	41,486
Cost of products and services	22,201	19,164	58,818	57,840
Total cost of revenue	35,957	31,644	104,181	99,326

Gross margin	253,628	255,155	871,408	896,905

Operating expenses:
Research and development	62,859	62,094	199,104	191,674
Sales and marketing	87,114	80,714	268,514	234,205
General and administrative	57,113	56,116	218,250	169,968
Gain on sale of assets	—	—	—	(13,871)
Restructuring charges	976	140	6,043	10,904
Total operating expenses	208,062	199,064	691,911	592,880

Operating income	45,566	56,091	179,497	304,025

Other income/(expense):
Interest income	1,416	741	3,230	2,677
Interest expense	(84)	(108)	(255)	(360)
Other income, net	2,514	2,401	1,833	5,112
Total other income	3,846	3,034	4,808	7,429

Income before income taxes	49,412	59,125	184,305	311,454
Provision for income taxes	(9,802)	(4,565)	(28,166)	(37,859)
Net income including controlling interest	39,610	54,560	156,139	273,595
Less: net (income)/loss attributable to controlling interest	(13)	61	192	(7,559)
Net income attributable to Dolby Laboratories, Inc.	$39,597	$54,621	$156,331	$266,036

Net income per share:
Basic	$0.40	$0.54	$1.55	$2.63
Diluted	$0.39	$0.52	$1.52	$2.54
Weighted-average shares outstanding:
Basic	100,213	101,351	100,936	101,177
Diluted	101,474	104,633	102,993	104,607

Related party rent expense:
Included in operating expenses	$—	$(5)	$—	$(392)
Included in net income attributable to controlling interest	$71	$71	$213	$311

Cash dividend declared per common share	$0.25	$0.22	$0.75	$0.66
Cash dividend paid per common share	$0.25	$0.22	$0.75	$0.66
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Net income including controlling interest	$39,610	$54,560	$156,139	$273,595
Other comprehensive income/(loss):
Currency translation adjustments gains/(losses), net of tax expense of $0, ($110), $0, and ($617)	(14,086)	898	(15,842)	8,300
Unrealized losses on investments, net of tax benefit/(expense) of $3, $42, ($2), and $88	(426)	(162)	(4,446)	(522)
Unrealized losses on cash flow hedges, net of tax benefit/(expense) of $178, ($123), $98, and ($453)	(498)	(1,658)	(320)	(1,876)
Total other comprehensive income/(loss), net of tax	(15,010)	(922)	(20,608)	5,902

Total comprehensive income	24,600	53,638	135,531	279,497
Less: comprehensive (income)/loss attributable to controlling interest	252	(10)	404	(7,899)
Comprehensive income attributable to Dolby Laboratories, Inc.	$24,852	$53,628	$135,935	$271,598
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at April 1, 2022	$99	$—	$2,615,354	$(15,681)	$2,599,772	$5,416	$2,605,188
Net income		—	39,597	—	39,597	13	39,610
Other comprehensive loss, net of tax	—	—	—	(14,745)	(14,745)	(265)	(15,010)
Stock-based compensation expense	—	27,608	—	—	27,608	—	27,608
Repurchase of common stock	(2)	(44,871)	(145,127)	—	(190,000)	—	(190,000)
Cash dividends declared and paid on common stock	—	—	(25,135)	—	(25,135)	—	(25,135)
Common stock issued under employee stock plans	1	18,537	—	—	18,538	—	18,538
Tax withholdings on vesting of restricted stock	—	(1,274)	—	—	(1,274)	—	(1,274)
Balance at July 1, 2022	$98	$—	$2,484,689	$(30,426)	$2,454,361	$5,164	$2,459,525

	Fiscal Year-To-Date Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at September 24, 2021	$100	$—	$2,607,909	$(10,030)	$2,597,979	$6,253	$2,604,232
Net income	—	—	156,331	—	156,331	(192)	156,139
Other comprehensive loss, net of tax	—	—	—	(20,396)	(20,396)	(212)	(20,608)
Distributions to controlling interest	—	—	—	—	—	(1,435)	(1,435)
Stock-based compensation expense	—	87,963	—	—	87,963	—	87,963
Repurchase of common stock	(4)	(107,567)	(202,915)	—	(310,486)	—	(310,486)
Cash dividends declared and paid on common stock	—	—	(75,816)	—	(75,816)	—	(75,816)
Common stock issued under employee stock plans	2	53,598	—	—	53,600	—	53,600
Tax withholdings on vesting of restricted stock	—	(33,994)	—	—	(33,994)	—	(33,994)
Deconsolidation of subsidiary	—	—	(820)	—	(820)	750	(70)
Balance at July 1, 2022	$98	$—	$2,484,689	$(30,426)	$2,454,361	$5,164	$2,459,525

	Fiscal Quarter Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at March 26, 2021	$100	$—	$2,591,870	$(4,039)	$2,587,931	$6,289	$2,594,220
Net income	—	—	54,621	—	54,621	(61)	54,560
Other comprehensive income/(loss), net of tax	—	—	—	(993)	(993)	71	(922)
Stock-based compensation expense	—	24,836	—	—	24,836	—	24,836
Repurchase of common stock	(1)	(41,253)	2,265	—	(38,989)	—	(38,989)
Cash dividends declared and paid on common stock	—	—	(22,309)	—	(22,309)	—	(22,309)
Common stock issued under employee stock plans	1	17,990	—	—	17,991	—	17,991
Tax withholdings on vesting of restricted stock	—	(1,573)	—	—	(1,573)	—	(1,573)
Balance at June 25, 2021	$100	$—	$2,626,447	$(5,032)	$2,621,515	$6,299	$2,627,814

	Fiscal Year-To-Date Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at September 25, 2020	$99	$—	$2,443,138	$(10,594)	$2,432,643	$5,762	$2,438,405
Net income	—	—	266,036	—	266,036	7,559	273,595
Other comprehensive income, net of tax	—	—	—	5,562	5,562	340	5,902
Distributions to controlling interest	—	—	—	—	—	(7,362)	(7,362)
Stock-based compensation expense	—	75,562	—	—	75,562	—	75,562
Repurchase of common stock	(2)	(133,918)	(15,844)	—	(149,764)	—	(149,764)
Cash dividends declared and paid on common stock	—	—	(66,883)	—	(66,883)	—	(66,883)
Common stock issued under employee stock plans	3	89,145	—	—	89,148	—	89,148
Tax withholdings on vesting of restricted stock	—	(30,789)	—	—	(30,789)	—	(30,789)
Balance at June 25, 2021	$100	$—	$2,626,447	$(5,032)	$2,621,515	$6,299	$2,627,814

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	July 1, 2022	June 25, 2021
Operating activities:
Net income including controlling interest	$156,139	$273,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,382	70,701
Stock-based compensation	87,963	75,562
Amortization of operating lease right-of-use assets	11,658	12,744
Amortization of premium on investments	1,109	1,051
Provision for/(benefit from) credit losses	2,166	(567)
Deferred income taxes	(29,143)	(26,479)
Gain on sale of assets	—	(13,871)
Other non-cash items affecting net income	(2,388)	(3,293)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,395)	(93,848)
Contract assets, net	11,999	(5,402)
Inventories	(12,231)	14,828
Operating lease right-of-use assets	(941)	(4,982)
Prepaid expenses and other assets	(1,169)	15,468
Accounts payable and accrued liabilities	(29,782)	31,788
Income taxes, net	17,023	4,293
Contract liabilities	3,314	512
Operating lease liabilities	(10,539)	(7,507)
Other non-current liabilities	(1,898)	(6,613)
Net cash provided by operating activities	267,267	337,980

Investing activities:
Purchases of marketable securities	(248,156)	(48,066)
Proceeds from sales of marketable securities	8,970	7,332
Proceeds from maturities of marketable securities	75,890	37,040
Purchases of property, plant, and equipment	(37,218)	(42,619)
Proceeds from sale of assets	—	16,365
Payments for business combinations, net of cash acquired	(38,171)	—
Purchases of intangible assets	(11,528)	—
Purchases of other investments	(5,000)	—
Net cash used in investing activities	(255,213)	(29,948)

Financing activities:
Proceeds from issuance of common stock	53,600	89,148
Repurchase of common stock	(310,486)	(149,764)
Payment of cash dividend	(75,816)	(66,883)
Distribution to controlling interest	(1,435)	(7,362)
Shares repurchased for tax withholdings on vesting of restricted stock	(33,994)	(30,789)
Net cash used in financing activities	(368,131)	(165,650)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(9,698)	4,891
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(365,775)	147,273
Cash, cash equivalents, and restricted cash at beginning of period	1,233,032	1,079,979
Cash, cash equivalents, and restricted cash at end of period	$867,257	$1,227,252

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$30,014	$45,713

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$(2,897)	$1,230
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
The results for the fiscal quarter and year-to-date period ended July 1, 2022 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 30, 2022.
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
Operating Segments
Since we operate as a single reportable segment, all required financial segment information is included in our unaudited interim condensed consolidated financial statements. This reflects the fact that our CODM, our CEO, evaluates our financial information and resources, and assesses the performance of these resources on a consolidated basis.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended July 1, 2022 and June 25, 2021. Our fiscal year ending September 30, 2022 (fiscal 2022) consists of 53 weeks, and our fiscal year ended September 24, 2021 (fiscal 2021) consisted of 52 weeks.

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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the third quarter of fiscal 2022, we recorded an favorable adjustment of approximately $3 million, which was primarily related to January through March shipments and largely based on actual royalty statements received from licensees.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of July 1, 2022, we had $44.4 million of remaining performance obligations, 20% of which we expect to recognize as revenue in fiscal 2022, 31% in fiscal 2023, and the balance of 49% in fiscal years beyond 2023.
F. Disaggregation of revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	July 1, 2022		June 25, 2021		July 1, 2022		June 25, 2021
Licensing	$269,289	93%	$271,569	95%	$915,406	94%	$948,159	95%
Products and services	20,296	7%	15,230	5%	60,183	6%	48,072	5%
Total revenue	$289,585	100%	$286,799	100%	$975,589	100%	$996,231	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	July 1, 2022		June 25, 2021		July 1, 2022		June 25, 2021
Broadcast	$99,327	37%	$123,955	46%	$325,441	36%	$368,068	39%
Mobile	63,237	23%	49,861	18%	204,212	22%	221,157	23%
CE	38,663	14%	37,805	14%	150,192	16%	138,010	15%
PC	26,947	10%	24,870	9%	119,190	13%	108,709	11%
Other	41,115	16%	35,078	13%	116,371	13%	112,215	12%
Total licensing revenue	$269,289	100%	$271,569	100%	$915,406	100%	$948,159	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue By Geographic Location	July 1, 2022		June 25, 2021		July 1, 2022		June 25, 2021
United States	$78,471	27%	$73,355	26%	$375,680	39%	$327,696	33%
International	211,114	73%	213,444	74%	599,909	61%	668,535	67%
Total revenue	$289,585	100%	$286,799	100%	$975,589	100%	$996,231	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance, deferred revenue that is typically satisfied within one year, and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. We recognized $2.1 million in the third quarter of fiscal 2022 and $14.2 million in the fiscal year-to-date period ended July 1, 2022 from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	July 1, 2022	September 24, 2021	Change ($)	Change (%)
Accounts receivable, net	$236,229	$232,609	$3,620	2%
Contract assets, net	170,402	182,316	(11,914)	(7)%
Contract liabilities - current	21,216	18,473	2,743	15%
Contract liabilities - non-current	24,350	23,713	637	3%
4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our condensed consolidated balance sheets as of July 1, 2022 and September 24, 2021 (in thousands).
Accounts Receivable and Contract Assets

	July 1, 2022	September 24, 2021
Trade accounts receivable	$148,665	$160,112
Accounts receivable from patent administration program licensees	97,136	81,241
Contract assets	170,525	182,524
Accounts receivable, gross and contract assets, gross	416,326	423,877
Less: allowance for credit losses on accounts receivable and contract assets	(9,695)	(8,952)
Total accounts receivable and contract assets, net	$406,631	$414,925
Accounts receivable, gross includes unbilled accounts receivable balances of $116.6 million and $97.5 million as of July 1, 2022 and September 24, 2021, respectively, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to S&M and G&A	Additions/(Deductions)	Ending Balance
For fiscal year-to-date period ended:
September 24, 2021	$15,908	$(2,889)	$(4,067)	$8,952
July 1, 2022	8,952	2,166	(852)	10,266
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of July 1, 2022 and as of September 24, 2021.
Inventories

	July 1, 2022	September 24, 2021
Raw materials	$12,685	$2,792
Work in process	4,697	3,461
Finished goods	6,714	4,712
Total inventories	$24,096	$10,965
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our condensed consolidated balance sheets. We have included $1.3 million and $1.9 million of raw materials inventory within non-current assets as of July 1, 2022 and September 24, 2021, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.

Prepaid Expenses And Other Current Assets

	July 1, 2022	September 24, 2021
Prepaid expenses	$28,438	$29,964
Other current assets	21,485	32,773
Total prepaid expenses and other current assets	$49,923	$62,737
Accrued Liabilities

	July 1, 2022	September 24, 2021
Amounts payable to patent administration program partners	$77,465	$72,847
Accrued compensation and benefits	73,518	107,322
Accrued professional fees	11,802	11,737
Unpaid property, plant, and equipment additions	16,313	17,839
Accrued customer refunds	4,902	14,151
Accrued market development funds	7,728	7,777
Other accrued liabilities	37,539	31,055
Total accrued liabilities	$229,267	$262,728
Other Non-Current Liabilities

	July 1, 2022	September 24, 2021
Supplemental retirement plan obligations	$4,266	$4,877
Non-current tax liabilities (1)	88,801	85,063
Other liabilities	13,252	15,370
Total other non-current liabilities	$106,319	$105,310
(1)        Refer to Note 12 "Income Taxes" for additional information related to our tax liabilities.

5. Investments and Fair Value Measurements
We use cash holdings to purchase investment grade securities diversified among security types, industries, and issuers. All of our investments in debt securities are measured at fair value, and are recorded within cash equivalents and both short-term and long-term investments in our condensed consolidated balance sheets. With the exception of our mutual fund investments held in our SERP and classified as trading securities and our other long-term investments, all of our investments are classified as AFS securities. Derivative contracts are used to hedge currency risk, and these are carried at fair value and classified as other assets and other liabilities.
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

	July 1, 2022
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$745,010	$—	$—	$745,010	$745,010	$—	$—
Cash equivalents:
Commercial paper	13,523	—	—	13,523	—	13,523	—
Money market funds	84,724	—	—	84,724	84,724	—	—
Municipal debt securities	1,003	—	—	1,003	—	1,003	—
Government bonds	419	—	—	419	419	—	—
U.S. agency securities	14,230	—	(4)	14,226	—	14,226	—
Cash and cash equivalents	858,909	—	(4)	858,905	830,153	28,752	—

Short-term investments:
Certificate of deposit	15,850	1	(31)	15,820	—	15,820	—
U.S. agency securities	1,401	—	(16)	1,385	—	1,385	—
Government bonds	34,081	—	(500)	33,581	29,688	3,893	—
Commercial paper	16,092	—	(31)	16,061	—	16,061	—
Corporate bonds	62,687	—	(667)	62,020	—	62,020	—
Municipal debt securities	27,992	14	(61)	27,945	—	27,945	—
Short-term investments	158,103	15	(1,306)	156,812	29,688	127,124	—

Long-term investments:
U.S. agency securities	860	—	(30)	830	—	830	—
Government bonds	44,157	1	(1,548)	42,610	39,913	2,697	—
Corporate bonds	26,273	—	(980)	25,293	—	25,293	—
Municipal debt securities	27,733	59	(383)	27,409	—	27,409	—
Other investments (1)	10,584	—	—	10,584	—	—	—
Long-term investments	109,607	60	(2,941)	106,726	39,913	56,229	—

Total cash, cash equivalents, and investments	$1,126,619	$75	$(4,251)	$1,122,443	$899,754	$212,105	$—

Investments held in supplemental retirement plan:
Assets	$4,364	$—	$—	$4,364	$4,364	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,364	$—	$—	$4,364	$4,364	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$353	$—	$353	$—	$353	$—
Assets: included in other non-current assets	—	119	—	119	—	119	—
Liabilities: Included in other accrued liabilities	—	—	(1,318)	(1,318)	—	(1,318)	—
(1)Other investments as of July 1, 2022 is comprised of an equity method investment and an equity security without a readily determinable fair value measured under the "measurement alternative" (at cost, minus impairment or adjusted for any observable price changes). The equity method investment is measured at cost minus impairment, if any, adjusted for our proportionate share of the investee's net income or loss. Our share of the equity method investee's net income or loss is included in other income/(expense), net on the condensed consolidated statements of operations, and was $3.1 million in the third quarter of fiscal 2022 and was $3.5 million in the year-to-date period ended July 1, 2022.

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
(1)Other investments as of September 24, 2021 is comprised of one equity method investment, which is measured at cost minus impairment, if any, adjusted for our proportionate share of the investee’s net income or loss. Our share of the investee's net income or loss was not material in the third quarter of fiscal 2021 and was $3.7 million in the year-to-date period ended June 25, 2021.
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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for other-than- temporary declines in fair value. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for twelve months or greater as of July 1, 2022 and September 24, 2021 (in thousands):

	July 1, 2022				September 24, 2021
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$13,367	$(32)	$—	$—	$600	$—
U.S. agency securities	15,479	(29)	536	(20)	1,449	(2)
Government bonds	72,788	(1,926)	3,300	(122)	8,940	(16)
Commercial paper	17,580	(31)	—	—	—	—
Corporate bonds	79,201	(1,440)	7,788	(206)	22,964	(25)
Municipal debt securities	37,949	(420)	476	(24)	7,031	(9)
Total	$236,364	$(3,878)	$12,100	$(372)	$40,984	$(52)
As of September 24, 2021, there were no AFS securities that were in an unrealized loss position for twelve months or greater. Although we had certain securities that were in an unrealized loss position as of July 1, 2022 and September 24, 2021, we expect to recover the full carrying value of these securities.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of July 1, 2022 and September 24, 2021, which are recorded within cash equivalents and both short and long-term investments in our condensed consolidated balance sheets (in thousands):

	July 1, 2022		September 24, 2021
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$270,446	$269,123	$273,884	$274,037
Due in 1 to 2 years	61,673	60,081	40,739	40,874
Due in 2 to 5 years	38,911	37,652	15,506	15,490
Total	$371,030	$366,856	$330,129	$330,401

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our condensed consolidated statements of operations.
As of July 1, 2022 and September 24, 2021, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	July 1, 2022	September 24, 2021
Land	$41,897	$42,041
Buildings and building improvements	286,104	284,146
Leasehold improvements	87,051	88,549
Machinery and equipment	136,763	128,008
Computer equipment and software	268,286	258,981
Furniture and fixtures	33,647	33,565
Equipment provided under operating leases	229,424	214,109
Construction-in-progress	18,193	22,923
Property, plant, and equipment, gross	1,101,365	1,072,322
Less: accumulated depreciation	(583,495)	(537,941)
Property, plant, and equipment, net	$517,870	$534,381

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
The components of lease expense were as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Lease cost
Operating lease cost	$4,177	$4,801	$13,335	$14,548
Variable lease cost	379	242	1,218	475
Total lease cost	$4,556	$5,043	$14,553	$15,023
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year-To Date Ended
	July 1, 2022	June 25, 2021
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$13,147	$14,366
Right-of-use assets obtained in exchange for operating lease obligations	1,459	5,013
Supplemental balance sheet information related to leases was as follows:

	July 1, 2022	September 24, 2021
Operating Leases
Weighted-average remaining lease term	5.5 years	5.8 years
Weighted-average discount rate	3.1%	3.1%
The following table presents the maturity analysis of lease liabilities (in thousands):

July 1, 2022
Operating Leases
Remainder of Fiscal 2022	$4,266
Fiscal 2023	15,549
Fiscal 2024	13,122
Fiscal 2025	9,331
Fiscal 2026	5,778
Thereafter	16,378
Total undiscounted lease payments	64,424
Less: imputed interest	(5,836)
Total lease liabilities	$58,588

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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Operating Lease Income
Variable operating lease income	$10.7	$2.7	$25.2	$3.5
Fixed operating lease income	0.7	1.0	2.3	3.2
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases as of July 1, 2022 and September 24, 2021 was not material. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.
The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	July 1, 2022
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2022	$26	$1,595
Fiscal 2023	774	1,595
Fiscal 2024	794	795
Fiscal 2025	815	395
Fiscal 2026	732	395
Thereafter	—	—
Total undiscounted cash flows	$3,141	4,775
Less: present value of lease payments (recognized as lease receivables)		(4,333)
Difference		$442

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 24, 2021	$340,694
Acquired goodwill (1)	31,638
Translation adjustments	(4,050)
Balance at July 1, 2022	$368,282
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
Intangible Assets
Our intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, customer relationships and contracts, and trademarks. Intangible assets subject to amortization consisted of the following (in thousands):

	July 1, 2022			September 24, 2021
Intangible Assets	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$361,497	$(252,896)	$108,601	$343,280	$(233,789)	$109,491
Customer relationships	66,178	(55,717)	10,461	65,822	(52,730)	13,092
Other intangible assets	23,012	(22,823)	189	22,972	(22,665)	307
Total	$450,687	$(331,436)	$119,251	$432,074	$(309,184)	$122,890
During the fiscal year-to-date period ended July 1, 2022, we purchased various patents for purchase consideration of $11.5 million and upon acquisition, these intangible assets had a weighted-average useful life of 16.0 years. These intangible assets facilitate our R&D efforts, technologies, and potential product offerings.
We also acquired various identifiable intangible assets, which primarily consisted of developed technology, as a part of the business combination completed during the second quarter of fiscal 2022. Refer to Note 16, "Business Combination" for additional information on this transaction.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our condensed consolidated statements of operations. Amortization expense was $6.6 million and $7.3 million in the third quarter of fiscal 2022 and 2021, respectively, and $22.2 million and $21.9 million in the fiscal year-to-date period ended July 1, 2022 and June 25, 2021, respectively. As of July 1, 2022, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2022	$7,045
2023	26,083
2024	23,954
2025	8,884
2026	7,993
Thereafter	45,292
Total	$119,251

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of July 1, 2022, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of July 1, 2022, we had 62,578,760 shares of Class A common stock and 36,086,629 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
The value of the PSOs, which is recognized as compensation cost, is calculated using a Monte Carlo valuation model. Aside from the use of an expected term for the PSOs commensurate with their shorter contractual term, the nature of the valuation inputs used in the Monte Carlo valuation model were consistent with those used to value our non-performance based options granted under the 2020 Stock Plan. Compensation cost is being amortized on a straight-line basis over the requisite service period.

The following table summarizes information about PSOs granted to our executive officers that have vested:

Grant Date	Aggregate Shares Granted at Target Award	Aggregate Shares Exercisable at Vest Date (1)	Percentage Vested of Target Award	Vested Date
December 15, 2015	419,623	334,623	125%	December 2018
December 15, 2016	276,199	240,539	95%	December 2019
December 15, 2017	264,000	253,440	96%	December 2020
December 15, 2018	241,100	158,700	75%	December 2021
(1)Aggregate shares exercisable at vest date does not include any shares that were cancelled before the vest date after they were granted.
As of July 1, 2022, an aggregate of 424,249 shares of PSOs were exercisable and outstanding.
The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 25, 2021	4,577	$59.18
Grants	369	88.37
Exercises	(685)	52.97
Forfeitures and cancellations	(121)	73.58
Options outstanding at July 1, 2022	4,140	62.38	5.62	$47,767
Options vested and expected to vest at July 1, 2022	3,974	61.82	5.54	47,724
Options exercisable at July 1, 2022	3,033	56.26	4.68	46,015
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on July 1, 2022 of $70.82 and excludes the impact of options that were not in-the-money.
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
Performance-Based Restricted Stock Units.    In the first quarter of fiscal 2020, we began granting PSUs to our executive officers with shares of our Class A common stock underlying such awards. The terms of the PSU Agreement adopted in the first quarter fiscal 2020 provide for the grant of PSUs to our executive officers contingent on Dolby's achievement of annualized TSR targets measured against a comparator index over a three-year performance period following the date of grant. Anywhere from 0% to 200% of eligible restricted stock units may vest based on achievement of the performance conditions at the end of the three-year performance period. The value of the PSUs, which is recognized as compensation cost, is calculated using a Monte Carlo valuation model. Compensation cost is being amortized on a straight-line basis over the requisite service period. Certain grants may have other vesting conditions or other award terms as approved by the Compensation Committee of our Board of Directors.
On December 15, 2021, we granted PSUs to our executive officers vesting for an aggregate of 60,301 shares at the target award amount, which would vest at 120,602 shares at 200% of the target award amount. On December 15, 2020, we granted PSUs to our executive officers vesting for an aggregate of 66,138 shares at the target award amount, which would vest at 132,276 shares at 200% of the target award amount. On December 16, 2019, we granted PSUs to our executive officers vesting for an aggregate of 62,000 shares at the target award amount, which would vest at 124,000 shares at 200% of the target award amount. As of July 1, 2022, PSUs that would vest for an aggregate of 162,846 shares at the target award amount (325,692 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 24, 2021	3,335	$77.46
Granted	1,673	86.93
Vested	(1,107)	71.80
Forfeitures	(291)	80.27
Non-vested at July 1, 2022	3,610	$83.36
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended	Fiscal Year-To-Date Ended
	July 1, 2022	July 1, 2022	June 25, 2021
Expected term (in years)	4.78	4.78	4.88
Risk-free interest rate	3.0%	1.5%	0.4%
Expected stock price volatility	29.7%	28.8%	28.7%
Dividend yield	1.3%	1.1%	1.1%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Compensation expense
Stock options	$2,321	$3,203	$7,939	$10,913
Restricted stock units (1)	23,715	20,348	75,121	60,594
Employee stock purchase plan	1,572	1,285	4,903	4,055
Total stock-based compensation	27,608	24,836	87,963	75,562
Estimated benefit from income taxes	(4,280)	(3,944)	(13,811)	(12,015)
Total stock-based compensation, net of tax	$23,328	$20,892	$74,152	$63,547
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Compensation expense
Cost of products and services	$415	$426	$1,407	$1,549
Research and development	9,171	7,296	28,428	22,419
Sales and marketing	9,718	9,286	31,757	28,192
General and administrative	8,304	7,828	26,371	23,402
Total stock-based compensation expense	27,608	24,836	87,963	75,562
Estimated benefit from income taxes	(4,280)	(3,944)	(13,811)	(12,015)
Total stock-based compensation, net of tax	$23,328	$20,892	$74,152	$63,547
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the third quarter of fiscal 2022 and fiscal 2021, or in the fiscal year-to-date period ended July 1, 2022 and June 25, 2021.

Unrecognized Compensation Expense.    As of July 1, 2022, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $15.3 million, which is expected to be recognized over a weighted-average period of 2.4 years. As of July 1, 2022, total unrecognized compensation expense associated with RSUs expected to vest was approximately $211.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program ("program"), providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of July 1, 2022 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Fiscal 2021: July 2021	350,000
Fiscal 2022: February 2022	250,000
Total	$2,600,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of July 1, 2022, the remaining authorization to purchase additional shares was approximately $230.9 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2022:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 31, 2021	408,508	$35,573	$87.08
Q2 - Quarter ended April 1, 2022	1,116,032	84,913	76.08
Q3 - Quarter ended July 1, 2022	2,549,474	190,000	74.53
Total	4,074,014	$310,486
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2022:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 31, 2021	February 3, 2022	February 16, 2022	February 23, 2022	$0.25	$25.3 million
Q2 - Quarter ended April 1, 2022	May 5, 2022	May 17, 2022	May 25, 2022	$0.25	$25.1 million
Q3 - Quarter ended July 1, 2022	August 9, 2022	August 23, 2022	August 31, 2022	$0.25	$24.7 million	(1)
(1)The dividend payment amount for the dividend declared in the third quarter of fiscal 2022 is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

10. Accumulated Other Comprehensive Loss
Other comprehensive income/loss consists of three components: unrealized gains or losses on our AFS marketable investment securities, gains and losses on derivatives in cash flow hedge relationships not yet recognized in earnings, and the gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive loss, a subsection within stockholders’ equity in our condensed consolidated balance sheets. Unrealized gains and losses on our investment securities are reclassified from AOCI into earnings when realized upon sale and are determined based on specific identification of securities sold. Unrealized gains and losses on our cash flow hedges are reclassified from AOCI into earnings when the hedged operating expenses are recognized, which is also when the gains and losses are realized.
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended July 1, 2022				Fiscal Year-To-Date Ended July 1, 2022
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(3,800)	$56	$(11,937)	$(15,681)	$220	$(122)	$(10,128)	$(10,030)
Other comprehensive loss before reclassifications:
Unrealized losses	(414)	(362)	—	(776)	(4,971)	(6)	—	(4,977)
Foreign currency translation losses (1)	—	—	(13,821)	(13,821)	—	—	(15,630)	(15,630)
Income tax effect - benefit	—	97	—	97	—	—	—	—
Net of tax	(414)	(265)	(13,821)	(14,500)	(4,971)	(6)	(15,630)	(20,607)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	(15)	(314)	—	(329)	527	(412)	—	115
Income tax effect - benefit/(expense) (3)	3	81	—	84	(2)	98	—	96
Net of tax	(12)	(233)	—	(245)	525	(314)	—	211
Net current-period other comprehensive loss	(426)	(498)	(13,821)	(14,745)	(4,446)	(320)	(15,630)	(20,396)
Ending Balance	$(4,226)	$(442)	$(25,758)	$(30,426)	$(4,226)	$(442)	$(25,758)	$(30,426)

	Fiscal Quarter Ended June 25, 2021				Fiscal Year-To-Date Ended June 25, 2021
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$458	$3,751	$(8,248)	$(4,039)	$818	$3,969	$(15,381)	$(10,594)
Other comprehensive income/(loss) before reclassifications:
Unrealized losses	(212)	(4,293)	—	(4,505)	(819)	(8,203)	—	(9,022)
Foreign currency translation gains	—	—	937	937	—	—	8,577	8,577
Income tax effect - benefit/(expense)	44	115	(110)	49	100	180	(617)	(337)
Net of tax	(168)	(4,178)	827	(3,519)	(719)	(8,023)	7,960	(782)
Amounts reclassified from AOCI into earnings:
Realized gains (2)	8	2,758	—	2,766	209	6,780	—	6,989
Income tax effect - expense (3)	(2)	(238)	—	(240)	(12)	(633)	—	(645)
Net of tax	6	2,520	—	2,526	197	6,147	—	6,344
Net current-period other comprehensive income/(loss)	(162)	(1,658)	827	(993)	(522)	(1,876)	7,960	5,562
Ending Balance	$296	$2,093	$(7,421)	$(5,032)	$296	$2,093	$(7,421)	$(5,032)
(1)The foreign currency translation losses during the third quarter of fiscal 2022 and the fiscal year-to-date period ended July 1, 2022 were primarily due the strengthening of the U.S. dollar compared to other foreign currencies.
(2)Realized gains or losses, if any, from the sale of our AFS investment securities or from foreign currency translation adjustments are included within other income/(expense), net in our condensed consolidated statements of operations. Realized gains or losses on foreign currency contracts designated as cash flow hedges are included in operating expenses in the condensed consolidated statements of operations.
(3)The income tax benefit or expense is included within provision for income taxes in our condensed consolidated statements of operations.

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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$39,597	$54,621	$156,331	$266,036

Denominator:
Weighted-average shares outstanding—basic	100,213	101,351	100,936	101,177
Potential common shares from options to purchase common stock	779	2,062	1,037	2,033
Potential common shares from restricted stock units	409	1,169	916	1,319
Potential common shares from employee stock purchase plan	73	51	104	78
Weighted-average shares outstanding—diluted	101,474	104,633	102,993	104,607

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.40	$0.54	$1.55	$2.63
Diluted	$0.39	$0.52	$1.52	$2.54

Antidilutive awards excluded from calculation:
Stock options	756	283	552	200
Restricted stock units	2,304	—	1,088	12
Employee stock purchase plan	—	1	—	2

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefits
As of July 1, 2022, the total amount of gross unrecognized tax benefits was $68.1 million, of which $47.8 million, if recognized, would reduce our effective tax rate. As of September 24, 2021, the total amount of gross unrecognized tax benefits was $66.1 million, of which $43.6 million, if recognized, would reduce our effective tax rate. The year-to-date period ended July 1, 2022 increase was primarily due to current year reserves for transfer pricing, withholding taxes, and interest accruals partially offset by reserve releases due to audit settlement. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our condensed consolidated balance sheets.
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the third quarter of fiscal 2022 was 19.8% or a tax expense of $9.8 million and our effective tax rate in the third quarter of fiscal 2021 was 7.7% or a tax expense of $4.6 million. The increase in our effective tax rate was primarily due to a shift in the mix of earnings to jurisdictions with higher tax rates and lower tax benefits related to settlement of stock-based awards partially offset by benefit from the settlement of Federal tax audit.
Our effective tax rate in the third quarter of fiscal 2022 year-to-date period was 15.3% or a tax expense of $28.2 million and our effective tax rate in the third quarter of fiscal 2021 year-to-date period was 12.2% or a tax expense of $37.9 million. The increase in our effective tax rate was primarily due to a shift in the mix of earnings to jurisdictions with higher tax rates and lower tax benefits related to settlement of stock-based awards.
Compared to the Federal statutory rate of 21%, our effective tax rates for the third quarter of fiscal 2022 and year-to-date period ended July 1, 2022 were lower primarily due to the mix of earnings favoring jurisdictions with lower tax rates and tax benefits related to stock-based compensation.

13. Restructuring
Restructuring charges recorded in our condensed consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2022 Restructuring Events.    In January 2022, we implemented a restructuring plan within our entertainment organization to create capacity to support our higher priority focus areas. As a result, we recorded $4.3 million in restructuring costs in the fiscal year-to-date period ended July 1, 2022, primarily representing severance and other related benefits offered to over 50 employees that were impacted by this action. Actions related to this plan are expected to be completed by the end of fiscal 2022. The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 25, 2020	$—	$—	$—
Restructuring charges	9,522	718	10,240
Cash payments and adjustments	(9,359)	(714)	(10,073)
Balance at September 24, 2021	$163	$4	$167
Restructuring charges	4,336	1,707	6,043
Cash payments and adjustments	(3,256)	(1,711)	(4,967)
Balance at July 1, 2022	$1,243	$—	$1,243

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

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of July 1, 2022 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2022	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Thereafter	Total
Naming rights	$2,075	$12,474	$12,794	$13,126	$13,472	$52,850	$106,791
Purchase obligations	8,649	27,455	4,809	512	—	—	41,425
Donation commitments	1,651	196	116	116	116	503	2,698
Total	$12,375	$40,125	$17,719	$13,754	$13,588	$53,353	$150,914
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
Donation Commitments.    Our donation commitments relate to non-cancelable obligations that consist of maintenance services and installation of imaging and audio products in exchange for various marketing, branding, and publicity benefits. These donation agreements either transfer title of our audio and imaging products to the donee or offer use of the products free of charge for a specified period of time via a leasing arrangement. The recipients of these donations participate in or promote the cinema and entertainment industry, and our commitments vary in length, lasting up to 15 years.
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

On August 7, 2019, Intertrust Technologies ("Intertrust") filed complaints against each of our customers AMC Entertainment Holdings, Inc., Cinemark Holdings, Inc., and Regal Entertainment Group in the U.S. District Court for the Eastern District of Texas, alleging that the use of systems including certain cinema products, which were supplied under commercial agreements that we acquired by way of an acquisition in 2014, infringed various Intertrust patents, and seeking damages based on the revenues of the defendants. Some of our customers asserted that we are obligated to defend and indemnify them under the agreements. We recorded $34.4 million in the fiscal year-to-date period ended July 1, 2022 within G&A expenses in our condensed consolidated statements of operations, reflecting a settlement payment and an immaterial accrual. We believe that these amounts fully resolve all claims relating to Intertrust’s patent assertions.

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
17. Subsequent Event
Share Repurchase Program.    On August 9, 2022, we announced that our Board of Directors approved increasing the size of our stock repurchase program by $350 million, bringing the amount available for future repurchases of our Class A Common Stock to approximately $581 million. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock.

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
REVENUE GENERATION
We have active licensing arrangements with over 500 electronics product OEMs and software developers. As of July 1, 2022, we had approximately 16,800 issued patents relating to technologies from which we derive a significant portion of our licensing revenue. We have approximately 1,500 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Licensing
We license our technologies to a range of customers who incorporate them into their products for enhanced audio and imaging functionality for content playback in movies, TV, music, and gaming. Our key technologies are summarized in the table below. As it relates to AAC, HE-AAC, AVC, and HEVC, we jointly participate in patent licensing programs with other patent owners.

Technology	Description
AAC & HE-AAC	An advanced digital audio codec solution with higher bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby® AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos®	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos provides an immersive experience that can be provided via multiple Dolby audio coding technologies.
Dolby Digital®	A digital audio coding technology that provides multichannel sound to a variety of media applications.
Dolby Digital Plus™	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision®	An imaging technology combining high dynamic range and dynamic metadata to deliver ultra vivid colors, sharper contrasts, and richer details for cinema and a wide range of media devices.
Dolby Voice®	An audio communications technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of our licensing business and revenue for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021	Main Offerings Incorporating Our Technologies
Broadcast	37%	46%	36%	39%	Televisions and STBs
Mobile	23%	18%	22%	23%	Smartphones and Tablets
CE	14%	14%	16%	15%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	10%	9%	13%	11%	Windows and macOS operating systems
Other	16%	13%	13%	12%	Gaming consoles, Auto DVD, and Dolby Cinema
Total	100%	100%	100%	100%
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
Key products from which we generate products revenue are summarized in the table below:

Product		Description
Cinema	Cinema Imaging Products	Digital Cinema Servers used to load, store, decrypt, decode, watermark, and playback digital film files for presentation on digital cinema projectors and software used to encrypt, encode, and package digital media files for distribution
	Cinema Audio Products	Cinema Processors, amplifiers, and loudspeakers used to decode, render, and optimally playback digital cinema soundtracks, including those using Dolby Atmos
Other	Other Products	3-D glasses and kits, broadcast hardware and software used to encode, transmit, and decode multiple channels of high-quality audio for DTV and HDTV distribution, monitors, accessibility solutions for hearing and visually impaired consumers, and Dolby.io

Services
We offer a developer platform, Dolby.io, that enables developers access to our technologies through APIs. These offerings currently include audio and video APIs for building high-quality communications, media, and streaming solutions. Over time, we expect to significantly expand the amount and types of content that can be enhanced through our technologies and capabilities.
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
EXPANDING OUR LEADERSHIP IN AUDIO AND IMAGING EXPERIENCES
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We can increase our value proposition and create opportunities by broadening Dolby technologies into new types of content, such as music and gaming. We are also beginning to leverage our audio and imaging technologies for content beyond premium entertainment that can create new revenue generating opportunities. Following is a discussion of the key markets that we address and the various Dolby technologies and solutions that serve these markets.
LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies. Licensing revenue is primarily driven by the adoption of our technologies on devices and the number of devices shipped by licensees. DD+, AC-4, and our AAC and HE-AAC audio patents (collectively, our "foundational audio technologies") have broad penetration across a diverse set of devices and end markets. Our revenue from these technologies is primarily driven by device shipments from licensees, and as such, is impacted by consumer spending. Other factors, such as global supply constraints or device lifecycles, may also impact revenue from these technologies. In the future, we expect revenue from our foundational audio technologies to generally reflect market trends in device shipments. The remaining portion of our licensing revenue is derived from offerings such as Dolby Vision, Dolby Atmos, our imaging patents, and Dolby Cinema. These offerings have not been in the market as long as our foundational audio technologies, thus revenue growth is primarily driven by increased adoption and the addition of new licensees.
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
Major streaming partners and services such as Netflix, Disney+, Apple TV+, Amazon, HBO Max, and Paramount+ continue to enable content in Dolby Vision and Dolby Atmos. These streaming services launch local content in Dolby formats internationally. As we see an increase in new local content, we increase our value proposition for adoption of Dolby Vision and Dolby Atmos across devices in all market segments.
We have also enabled a broader range of content, such as music, gaming, live sports, and user-generated content. For example, in the third quarter of fiscal 2022, the UEFA Champions League was broadcast in Dolby Vision and Dolby Atmos, and the French Open was broadcast in Dolby Atmos. Also in the third quarter of fiscal 2022, Wondery became the first podcast streaming service in the U.S. to deliver podcasts in Dolby Atmos. Additionally, Dolby Atmos music is now available on Tencent Music’s QQ Music streaming service in China.
We believe enabling our technologies in these forms of content creates additional value for the adoption of Dolby within devices like mobile, PC, gaming consoles, and automotive.
The following are highlights from our third quarter of fiscal 2022 and key challenges related to audio and imaging licensing, by market.
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
We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. Many such partners have continued to expand their support of the combined Dolby Vision and Dolby Atmos experience. For example, in the third quarter of fiscal 2022, Sharp and Sony launched new TVs that support Dolby Vision and Dolby Atmos.
Key Challenges: Our pursuit of new licensees and further adoption of our technologies by existing licensees may be impacted by a number of factors. We must continue to present compelling reasons for consumers to demand our audio and imaging technologies, including ensuring that there is a breadth of available content in our formats and such content is being widely distributed. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Further, in certain countries, such as China, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies.
Additionally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements. Further, current macroeconomic conditions due to inflation, COVID-19, or other economic conditions, continue to cause uncertainty about consumer demand for devices and services in the broadcast market, the ability of our partners to manufacture such devices due to supply chain disruption, the timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
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
The breadth of mobile devices supporting Dolby technologies continues to increase globally. In the third quarter of fiscal 2022, Sharp launched their AQUOS R7 smartphone that supports Dolby Vision, and Sony launched their Xperia1 IV smartphone that supports Dolby Atmos. Also in the third quarter of fiscal 2022, Xiaomi launched their Redmi Note 11T Pro series tablet that supports Dolby Vision and Dolby Atmos. Additionally, Xiaomi recently announced that their new 12S smartphone series will be the first Android phone capable of recording video in Dolby Vision.
Key Challenges: Growth in this market is dependent on several factors. Due to short product life cycles, mobile device OEMs can readily add or remove certain of our technologies from their devices. Our success depends on our ability to address the rapid pace of change in mobile devices, and we must continuously collaborate with mobile device OEMs to incorporate our technologies. The mobile market is heavily concentrated, so we rely on a small number of partnerships with key participants in this market. If we are unable to maintain these key relationships, we may experience a decline in mobile devices incorporating our technologies. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. We must also continue to support the development and distribution of Dolby-enabled content via various ecosystems. Additionally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements. Further, current macroeconomic conditions due to inflation, COVID-19, or other economic conditions, continue to cause uncertainty about consumer demand for devices in the mobile market, the ability of our partners to manufacture such devices due to supply chain disruption, the timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as AVRs, soundbars, smart speakers, DMAs, and Blu-Ray players, through the inclusion of our DD+ technology, and increasingly through the inclusion of Dolby Atmos and Dolby Vision. AAC and HE-AAC technologies also have broad adoption through our patent licensing programs. We continue to focus on expanding the availability of Dolby technologies to new devices. In the third quarter of fiscal 2022, Bose launched their latest soundbar that supports Dolby Atmos.
Key Challenges: We must continue to present compelling reasons for consumers to demand our technologies wherever they enjoy entertainment content, while promoting creation and broad availability of content in our formats. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted. Additionally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements. Further, current macroeconomic conditions due to inflation, COVID-19, or other economic conditions, continue to cause uncertainty about consumer demand for devices in the home entertainment market, the ability of our partners to manufacture such devices due to supply chain disruption, the timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
Personal Computers
Highlights: DD+ continues to enhance audio playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of PCs from partners such as Apple, Lenovo, Dell, Samsung, and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming. In the third quarter of fiscal 2022, Lenovo released their latest Yoga and Carbon laptops that support Dolby Vision and Dolby Atmos.
Key Challenges: PC revenue from audio technologies such as DD+ has been impacted by a decline in the portion of PCs that have optical disc functionality in recent years, which has resulted in a decline in our ASPs, and we expect this decline in ASPs to continue. We must continuously collaborate and maintain our key partnerships with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems. Additionally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements. Further, current macroeconomic conditions due to inflation, COVID-19, or other economic conditions, continue to cause uncertainty about the ability of our partners to manufacture such devices due to supply chain disruption, the timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
Other Markets
Highlights: DD+ is incorporated in the Xbox and PlayStation gaming consoles that support gaming content and streaming for movie and television content. The most recently launched Xbox gaming console supports Dolby Vision and Dolby Atmos for streaming and gaming content. Additionally, our technologies continue to be incorporated into the latest headphones by various OEMs.
We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system. In the third quarter of fiscal 2022, Li Auto, a Chinese electric vehicle start-up, announced that their L9 SUV model will be their first vehicle to support Dolby Atmos. Also in the third quarter of fiscal 2022, NIO announced that their new model, the ES7 SUV, will support Dolby Atmos.
Key Challenges: Consumer demand for devices in the gaming industry is impacted by anticipation of console refresh cycles. In addition, the gaming console market has competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. Also, automotive revenue has been negatively impacted by a decline in the portion of cars that have optical disc playback in recent years. In addition, recent shortages of certain semiconductor components could result in lower implementation of our technologies in vehicles by automotive manufacturers. These factors may impact our future revenue. If OEMs do not incorporate our technologies in current and future products, our revenue will face downward pressure. Additionally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements. Further, current macroeconomic conditions due to inflation, COVID-19, or other economic conditions, continue to cause uncertainty about consumer demand for devices in our other markets, the ability of our partners to manufacture such devices due to supply chain disruption, the timing of the adoption of our technologies into new products by partners and licensees, and the timing of launches for new products.
In addition to licensing revenue derived from the licensing of audio and imaging technologies into the markets discussed above, we offer our audio and imaging technologies to create Dolby experiences through Dolby Cinema.
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with four new sites opened in the third quarter of fiscal 2022 in the U.S. and internationally, bringing our total count of open Dolby Cinema sites to approximately 280, subject to capacity restrictions per local regulations. The breadth of motion pictures for Dolby Cinema continues to grow with over 400 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all of the major studios, as compared to over 375 theatrical titles as of the end of fiscal 2021.
Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success, and our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering is tied to global box office performance generally. COVID-19 has had a significant effect on theatrical exhibition, which could impact the financial viability of our key partners. The response to COVID-19 including the closure of cinemas in China and government-imposed social-distancing restrictions has had a negative impact on our cinema-related revenue and consumer demand, although consumer demand for the cinema has improved recently. It is uncertain whether consumer demand for the cinema will return to previous levels.
PRODUCTS AND SERVICES
A majority of our products and services revenue is derived from the sale of audio and imaging products for the cinema, television, broadcast, communication, and entertainment industries. Revenue from our developer platform, Dolby.io, is also included in products and services.

Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the third quarter of fiscal 2022, there are over 7,000 Dolby Atmos screens installed or committed and over 2,200 Dolby Atmos theatrical titles have been announced or released.
We also offer a variety of other cinema products, such as the Dolby Multichannel Amplifier and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than other commercially available options.
Key Challenges: Demand for our cinema products is dependent upon our partners and their success in the market, industry and economic cycles, box office performance, and our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in international markets, such as China, which are subject to economic risks as well as geopolitical risks. Additionally, weakness in general economic conditions due to inflation, recession, pandemic or other worsening economic conditions could have a negative impact on our cinema-related revenue due to reduced consumer discretionary spending. We may also be faced with pricing pressures or competing technologies, which would affect our revenue.
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
Developer Platform Services
Highlights: We are focused on bringing our expertise in media and communications to a broader range of content and digital experiences. For example, we are increasing our engagement with new customers across different industries through our developer platform, Dolby.io, that enables developers to access our technologies through APIs. The current offerings include audio and video APIs for building high-quality communications, media, and streaming solutions. Following the initial launch of Dolby.io in fiscal 2020, we have seen an expansion of the use cases for the platform. Examples include virtual live performances, online and hybrid events, social audio, premium education, gaming, and content creation and production. Dolby.io provides tools to help developers create immersive experiences through apps and services with high quality audio and video, spatialized sound, and deliver live-streamed content with low latency.
Key Challenges: Dolby.io is an early stage business, and it is uncertain when or if it will be a material revenue driver. Our success in this market will depend on the number of developers we are able to attract and retain, the volume of usage of the service, and our ability to monetize our services. In addition, the development and maintenance needed to provide a reliable and scalable platform may require us to develop new skills internally for our current employees or hire external specialized talent. Although the market for online experiences has been growing, Dolby's API technologies compete with other offerings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the critical accounting policies from those included in our fiscal 2021 Annual Report on Form 10-K filed with the SEC, as per Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included therein.
RESULTS OF OPERATIONS
For each line item included on our interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the condensed consolidated financial statements for the quarters ended July 1, 2022 and June 25, 2021. Note that adjustments related to previously under-reported sales-based royalties as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	July 1, 2022	June 25, 2021	$	%	July 1, 2022	June 25, 2021	$	%
Revenue	$269,289	$271,569	$(2,280)	(1)%	$915,406	$948,159	$(32,753)	(3)%
Percentage of total revenue	93%	95%			94%	95%
Cost of licensing	13,756	12,480	1,276	10%	45,363	41,486	3,877	9%
Gross margin	255,533	259,089	(3,556)	(1)%	870,043	906,673	(36,630)	(4)%
Gross margin percentage	95%	95%			95%	96%

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Licensing Revenue By Market	July 1, 2022		June 25, 2021		July 1, 2022		June 25, 2021
Broadcast	$99,327	37%	$123,955	46%	$325,441	36%	$368,068	39%
Mobile	63,237	23%	49,861	18%	204,212	22%	221,157	23%
CE	38,663	14%	37,805	14%	150,192	16%	138,010	15%
PC	26,947	10%	24,870	9%	119,190	13%	108,709	11%
Other	41,115	16%	35,078	13%	116,371	13%	112,215	12%
Total licensing revenue	$269,289	100%	$271,569	100%	$915,406	100%	$948,159	100%

Current Quarter: Q3 2022 vs. Q3 2021

Factor	Licensing Revenue		Gross Margin
Broadcast	â	Lower foundational audio revenue due to higher recoveries and a true-up in the prior year, and lower estimated units of TVs and STBs, partially offset by higher adoption of Dolby Vision and Dolby Atmos technologies and new licensees in our imaging patent programs	ßà	No significant fluctuations
Mobile	á	Higher revenue due to timing of revenue under contract for Dolby Atmos and audio patent licensing technologies, and higher adoption of Dolby Vision and Dolby Atmos
Other	á	Higher revenue from Dolby Cinema due to strong box office performance from highly anticipated theatrical title releases
PC	á	Higher revenue due to higher foundational audio revenue due to higher recoveries and higher adoption of our Dolby Atmos and Dolby Vision technologies, partially offset by lower units
CE	á	Higher revenue due to higher adoption of Dolby Atmos and Dolby Vision in DMAs and soundbars
Year-To-Date: Q3 2022 vs. Q3 2021

Factor	Licensing Revenue		Gross Margin
Broadcast	â	Lower foundational audio revenue for TVs due to a true-up in the prior year, lower TV units, and lower recoveries	ßà	No significant fluctuations
Mobile	â	Lower revenue from lower recoveries and from our audio patent licensing technologies, partially offset by higher revenue due to new licensees in our imaging patent programs
CE	á
Higher revenue due to higher adoption of Dolby Atmos and Dolby Vision across devices, new licensees in our imaging patent programs, and higher recoveries, partially offset by lower revenue from our audio patent licensing technologies

PC	á	Higher revenue from recoveries, higher adoption of Dolby Vision and Dolby Atmos technologies and new licensees in our imaging patent programs, partially offset by lower foundational audio revenue due to timing of contracts
Other	á	Higher Dolby Cinema revenue due to more screens being open and strong box office performance in fiscal 2022, partially offset by lower gaming revenue due to ongoing supply constraints and lower automotive revenue
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	July 1, 2022	June 25, 2021	$	%	July 1, 2022	June 25, 2021	$	%
Revenue	$20,296	$15,230	$5,066	33%	$60,183	$48,072	$12,111	25%
Percentage of total revenue	7%	5%			6%	5%
Cost of products and services	22,201	19,164	3,037	16%	58,818	57,840	978	2%
Gross margin	(1,905)	(3,934)	2,029	(52)%	1,365	(9,768)	11,133	(114)%
Gross margin percentage	(9)%	(26)%			2%	(20)%
Current Quarter: Q3 2022 vs. Q3 2021

Factor	Products and Services Revenue		Gross Margin
Products	á	Higher sales of cinema equipment attributable to increased demand as the exhibitor market continues to recover	á	Higher gross margin due to higher cinema products revenue
Services	ßà	No significant fluctuations	â	Lower gross margin due to increased warranty expense on Dolby Cinema equipment
Year-To-Date: Q3 2022 vs. Q3 2021

Factor	Products and Services Revenue		Gross Margin
Products	á	Higher sales of cinema equipment attributable to increased demand as the exhibitor market continues to recover	á
Higher sales of cinema equipment attributable to increased demand, lower scrap in the current year, and higher absorption of manufacturing overhead, offset by higher COGS due to higher prices of components

Services	á	Higher services revenue from Broadcast licensing services and our developer platform, offset by lower sales of Dolby Voice as a result of winding down that business	â	Lower gross margin due to increased warranty expense on Dolby Cinema equipment, offset by higher revenue
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, consulting and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	July 1, 2022	June 25, 2021	$	%	July 1, 2022	June 25, 2021	$	%
Research and development	$62,859	$62,094	$765	1%	$199,104	$191,674	$7,430	4%
Percentage of total revenue	22%	22%			20%	19%
Current Quarter: Q3 2022 vs. Q3 2021

Category	Key Drivers
Stock-based Compensation	á	Higher costs of $1.9 million primarily due to increased fair value of RSUs
Compensation & Benefits	â	Lower costs of $1.6 million primarily due to our annual bonus program
Year-To-Date: Q3 2022 vs. Q3 2021

Category	Key Drivers
Stock-based Compensation	á	Higher costs of $6.0 million primarily due to increased fair value of RSUs
Compensation & Benefits	â	Lower costs of $8.0 million primarily due to our annual bonus program, partially offset by higher salaries expense of $2.2 million primarily due to severance payments and other costs from the reorganization of our entertainment organization, and the extra week in the first quarter of fiscal 2022
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	July 1, 2022	June 25, 2021	$	%	July 1, 2022	June 25, 2021	$	%
Sales and marketing	$87,114	$80,714	$6,400	8%	$268,514	$234,205	$34,309	15%
Percentage of total revenue	30%	28%			28%	24%

Current Quarter: Q3 2022 vs. Q3 2021

Category	Key Drivers
Travel	á	Higher costs of $1.6 million for company travel and trade shows due to COVID-19 travel restrictions in the prior year
Compensation & Benefits	á	Higher costs of $1.7 million due to higher salaries expense due to increased headcount, partially offset due to lower costs of $1.4 million due to incentive compensation
Year-To-Date: Q3 2022 vs. Q3 2021

Category	Key Drivers
Marketing Programs	á	Higher costs of $12.0 million primarily due to marketing efforts for growth initiatives and branding activities
Legal, Professional, & Consulting	á	Higher costs of $9.8 million primarily due to legal support for licensee audits and higher consulting expense for the increased development of digital marketing programs
Stock-based Compensation	á	Higher costs of $3.6 million primarily due to increased fair value of RSUs
Compensation & Benefits	á	Higher costs of $7.3 million for higher salaries expense primarily due to increased headcount and the extra week in the current fiscal year, partially offset by lower costs of $7.1 million primarily due to lower incentive compensation
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	July 1, 2022	June 25, 2021	$	%	July 1, 2022	June 25, 2021	$	%
General and administrative	$57,113	$56,116	$997	2%	$218,250	$169,968	$48,282	28%
Percentage of total revenue	20%	20%			22%	17%
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
Current Quarter: Q3 2022 vs. Q3 2021

Category	Key Drivers
General and administrative	ßà	No significant fluctuations
Year-To-Date: Q3 2022 vs. Q3 2021

Category	Key Drivers
Other Miscellaneous Expenses	á	Higher costs of $34.4 million related to the resolution of a legal matter discussed in Note 15 to the condensed consolidated financial statements
Compensation & Benefits	á	Higher costs of $5.3 million for higher salaries expense primarily due to increased headcount and the extra week in the current fiscal year, offset by lower costs of $5.2 million primarily due to our annual bonus program

Gain on Sale of Assets

	Fiscal Year-To-Date Ended		Change
	July 1, 2022	June 25, 2021	$	%
Gain on sale of assets	$—	$(13,871)	$13,871	(100)%
Percentage of total revenue	—%	(1)%
Year-To-Date: Q3 2022 vs. Q3 2021
In fiscal 2019, management committed to a plan to sell a property, which included land and a building, after the lease on the property expired and we re-assessed the real estate needs of our business. This property had a carrying value of $2.2 million as of September 25, 2020. In the first quarter of fiscal 2021, we finalized the sale of this property, and as a result, we realized a gain of $13.9 million, which was recorded to gain on sale of assets on the condensed consolidated statements of operations. Refer to "Net (Income)/Loss Attributable to Controlling Interest" section below for more information.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	July 1, 2022	June 25, 2021	$	%	July 1, 2022	June 25, 2021	$	%
Restructuring charges	$976	$140	$836	597%	$6,043	$10,904	$(4,861)	(45)%
Percentage of total revenue	—%	—%			1%	1%
Year-To-Date: Q3 2022 vs. Q3 2021
The decrease in restructuring charges of $4.9 million was primarily driven by the restructuring event in fiscal 2021, partially offset by the impact of our fiscal 2022 restructuring plan within our entertainment organization to create capacity to support our higher priority focus areas. For additional information on our Restructuring programs, see Note 13 "Restructuring" to our unaudited interim condensed consolidated financial statements.
Other Income/Expense
Other income/expense primarily consists of interest income earned on cash and investments and the net gains or losses from foreign currency transactions, derivative instruments, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	July 1, 2022	June 25, 2021	$	%	July 1, 2022	June 25, 2021	$	%
Other income	$3,846	$3,034	$812	27%	$4,808	$7,429	$(2,621)	(35)%
Percentage of total revenue	1%	1%			—%	1%
Current Quarter: Q3 2022 vs. Q3 2021

Category	Key Drivers
Other Income	ßà	No significant fluctuations
Year-To-Date: Q3 2022 vs. Q3 2021

Category	Key Drivers
Other Income	â	Lower income primarily due to lower yields on our SERP balances in the current year
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	July 1, 2022	June 25, 2021	July 1, 2022	June 25, 2021
Provision for income taxes	$(9,802)	$(4,565)	$(28,166)	$(37,859)
Effective tax rate	19.8%	7.7%	15.3%	12.2%
Current Quarter: Q3 2022 vs. Q3 2021

Factor	Impact On Effective Tax Rate
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards.
Foreign Operations	á	Lower benefit from earned income in lower tax jurisdictions.
Tax Contingencies	â	Higher benefit from the settlement of Federal tax audit
Year-To-Date: Q3 2022 vs. Q3 2021

Factor	Impact On Effective Tax Rate
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards
Foreign Operations	á	Lower benefit from earned income in lower tax jurisdictions.
Net (Income)/Loss Attributable to Controlling Interest

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	July 1, 2022	June 25, 2021	$	%	July 1, 2022	June 25, 2021	$	%
Net (income)/loss attributable to controlling interest	$(13)	$61	$(74)	(121)%	$192	$(7,559)	$7,751	(103)%
Percentage of total revenue	—%	—%			—%	(1)%
Year-To-Date: Q3 2022 vs. Q3 2021
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
As of July 1, 2022, we had cash and cash equivalents of $858.9 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $263.5 million, which consisted primarily of corporate bonds, municipal debt securities, government bonds, commercial paper, U.S. agency securities, and certificates of deposit.
The following table presents selected financial information as of July 1, 2022 and September 24, 2021 (in thousands):

	July 1, 2022	September 24, 2021
Cash and cash equivalents	$858,905	$1,225,380
Short-term investments	156,812	38,839
Long-term investments	106,726	62,819
Accounts receivable, net	236,229	232,609
Accounts payable and accrued liabilities	246,088	280,507
Working capital	1,219,234	1,444,781
Capital Expenditures and Uses of Capital
Our capital expenditures consist of purchases of land, building, building fixtures, laboratory equipment, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. Additionally, included in capital expenditures are amounts associated with Dolby Cinema locations. We continue to invest in S&M and R&D to promote the overall growth of our business and technological innovation.
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
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $2.4 billion of stock repurchases under the program.
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

Operating Activities

	Fiscal Year-to-Date Ended
	July 1, 2022	June 25, 2021
Net cash provided by operating activities	$267,267	$337,980
Net cash provided by operating activities decreased $70.7 million in the fiscal year-to-date period ended July 1, 2022 as compared to the fiscal year-to-date period ended June 25, 2021, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	â
Lower revenue, higher S&M expenses, and higher costs associated with the resolution of a legal matter discussed in Note 15 to the condensed consolidated financial statements, offset by a decrease in accounts receivable

Investing Activities

	Fiscal Year-to-Date Ended
	July 1, 2022	June 25, 2021
Net cash used in investing activities	$(255,213)	$(29,948)
Net cash used in investing activities was $225.3 million higher in the fiscal year-to-date period ended July 1, 2022 as compared to the fiscal year-to-date period ended June 25, 2021, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Investments	â	Higher outflows for the purchase of marketable investment securities, and other investments
Proceeds from Investments	á	Higher inflows from the sale and maturity of marketable investment securities
Business Combinations	â	Higher outflows for the acquisition of Millicast completed in fiscal 2022
Sale of Assets	â	Lower inflows for the sale of property in the prior year that was 51% owned by the controlling interest
Financing Activities

	Fiscal Year-to-Date Ended
	July 1, 2022	June 25, 2021
Net cash used in financing activities	$(368,131)	$(165,650)
Net cash used in financing activities was $202.5 million higher in the fiscal year-to-date period ended July 1, 2022 as compared to the fiscal year-to-date period ended June 25, 2021, primarily due to the following:

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
In the third quarter of fiscal 2022, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of July 1, 2022, we had cash and cash equivalents of $858.9 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $263.5 million, which consisted primarily of corporate bonds, municipal debt securities, government bonds, commercial paper, U.S. agency securities, and certificates of deposit. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. At July 1, 2022, the weighted-average credit quality of our investment portfolio was AA+, with a weighted-average maturity of approximately ten months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of July 1, 2022, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $2.3 million and $1.2 million, respectively.
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
The pre-tax losses attributed to the effective portion of cash flow hedges recognized in AOCI were not material in the third quarter of fiscal 2022 and in the fiscal year-to-date period ended July 1, 2022. The pre-tax losses attributed to the effective portion of cash flow hedges recognized in AOCI were $4.3 million and $8.2 million in the third quarter of fiscal 2021 and in the fiscal year-to-date period ended June 25, 2021, respectively.
The pre-tax effective portion of the losses reclassified to the condensed consolidated statements of operations was not material in the third quarter of fiscal 2022 and in the fiscal year-to-date period ended July 1, 2022. The pre-tax effective portion of the gains reclassified to the condensed consolidated statements of operations was $2.8 million in the third quarter of fiscal 2021 and was $6.8 million in the fiscal year-to-date period ended June 25, 2021.
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
As of July 1, 2022 and September 24, 2021, the outstanding derivative instruments had maturities of equal to or less than 16 months, and the total notional amounts of outstanding contracts were $147.0 million and $51.0 million, respectively.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of July 1, 2022. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an decrease in the fair value of our financial instruments by $7.3 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $7.3 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending July 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various legal proceedings that occasionally arise in the normal course of business activities, including claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our condensed consolidated financial statements, other than the impact of the litigation matter discussed in Note 15 to the unaudited interim condensed consolidated financial statements, any such amounts are either immaterial, or it is not probable that a potential loss has been incurred or the amount of loss cannot be reasonably estimated. For additional information on this litigation matter, see Note 15 "Commitments and Contingencies" to our unaudited interim condensed consolidated financial statements.

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
Even after COVID-19 has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that may occur. Specifically, difficult macroeconomic conditions, such as rising inflation, ongoing supply chain constraints, decreases in per capita income and levels of disposable income, increased rates of resignation or a decline in consumer confidence as a result of COVID-19 or otherwise, could have an adverse effect on our results of operations.
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
Mobile Industry Risks. Successful penetration of the mobile device market is important to our future growth. The mobile device market, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price. Our technologies generally are not mandated as an industry standard for mobile devices. We must continually convince mobile device OEMs and end users of mobile devices of the value of our technologies. With shorter product lifecycles, it is easier for mobile device OEMs to add or remove our technologies from mobile devices than it is for TV OEMs and other hardware OEMs. In addition, because the mobile industry is concentrated, we rely on a small number of partnerships with key participants in the mobile market. If we are unable to maintain these key relationships, we may experience a decline in mobile devices incorporating our technologies.
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
Cinema Industry Risks. Revenue from Dolby Cinema and cinema product sales is subject to the pace of construction or upgrade of screens, the advent of new or competing technologies, the willingness of movie studios to produce films in our Dolby Atmos and Dolby Vision formats, consumer trends, box-office performance generally, and other events or conditions in the cinema industry. Revenue from Dolby Cinema and cinema products sales is also subject to macroeconomic conditions that could negatively impact discretionary consumer spending, including inflation and recession. Further, although we have invested a substantial amount of time and resources developing Dolby Cinema, and expect to continue to invest and build partnerships in connection with the launch of Dolby Cinema locations, we may not continue to recognize a meaningful amount of revenue from these efforts in the near future. Additionally, we have collaborations with multiple exhibitors in foreign markets, including Asia, Europe, and the Middle East, and we may face a number of risks in expanding Dolby Cinema in these and other new international markets. The revenue we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. A decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be negatively impacted. These factors are subject to increased risk due to COVID-19, including related social distancing restrictions. Further, it remains uncertain when cinemas will return to full capacity and how quickly moviegoers will return to theaters at pre-pandemic levels.
Our revenue and associated demand from cinema product sales is dependent upon industry and economic cycles, which are subject to risks including delays in cinematic releases and reduced operating capacity related to COVID-19, along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in the China market, which is subject to economic risks as well as geopolitical risks. Furthermore, future growth of our cinema products business also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that we do not make progress in these areas, or are faced with pricing pressures, competing technologies, or other global macroeconomic challenges, our revenue may be adversely impacted.
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
Consumer Spending Weakness. Weakness in general economic conditions due to inflation, recession, pandemic or other worsening economic conditions, may suppress consumer demand in our markets and consumers going to the movies. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, TVs, STBs, Blu-ray Disc players, video game consoles, AVRs, mobile devices, in-car entertainment systems, and home-theater systems. Weakness in general economic conditions may also lead to licensees and customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Economic conditions, including business slowdown caused by COVID-19, may increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
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
Marketing and Branding
Importance of Brand Strength. Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services business, as well as our ability to offer technologies for new markets, including Dolby Cinema, Dolby Vision and other imaging offerings for the consumer market, Dolby.io, and others. Our continued success depends on our reputation for providing high quality technologies, products, and services across a wide range of entertainment markets, including the consumer entertainment, PC, broadcast, and gaming markets. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business will suffer. Furthermore, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets and for various applications. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to enter into new markets successfully, and to provide high quality products and services in these new markets. In addition, our practices and public disclosures related to environmental, social and governance (ESG) matters could impact our brand and reputation. If our ESG practices do not meet evolving investor or other stakeholder expectations and societal and regulatory standards, or if we are unable to make progress on or achieve our goals and objectives in this area, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted, which could adversely affect our operating results.
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
Experience with New Markets and Business Models. Our future growth will depend, in part, upon our continued expansion into areas beyond our audio licensing business. For example, we recently introduced Dolby.io, our platform that allows developers to access our technologies through APIs. As we enter into this and other new markets, we will face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships and strengthen existing relationships to bring our products, services, and technologies to market. Our limited experience in this or other new markets could limit our ability to successfully execute on our growth strategy.
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
Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until the last patent covering that technology expires in a particular country. As of July 1, 2022, we had approximately 16,800 issued patents in addition to approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through December 2046. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenue could decline.
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
Data Security. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain sensitive and confidential information, including our trade secrets and proprietary business information, and personal data, as well as content and information owned by or pertaining to our customers, suppliers and business partners. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. Our information technology and infrastructure may be vulnerable to attacks by hackers, malware, software bugs or other technical malfunctions, ransomware attacks, or other disruptions. If we use a vendor that stores information as part of its service or product offerings, we assess the security of such services prior to using the service. Nevertheless, our sensitive, confidential or proprietary information may be misappropriated by that vendor or others who may inappropriately access or exfiltrate that information from the vendor’s system.
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
We also may suffer data security breaches and the unauthorized access to, misuse or acquisition of, personal data or other sensitive and confidential information as the result of intentional or inadvertent breaches or other compromises, including by our employees or service providers. Any data security breach or other incident, whether external or internal in origin, could compromise our networks and systems, create system disruptions or slowdowns and exploit security vulnerabilities of our products. Any such breach or other incident can result in the information stored on our networks and systems, or our vendors' networks and systems, being improperly accessed or acquired, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, suppliers, business partners and others, as well as regulatory investigations, fines or penalties, and brand and reputational damage. We seek to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools, but in some cases preventive and remedial action might not be successful. In addition, despite the implementation of network security measures, our networks, or our vendors' networks, also may be vulnerable to computer viruses, malware, ransomware, cyber extortion, social engineering, denial of service, and other similar disruptions. These risks could also be elevated in connection with the military conflict between Russia and Ukraine. Disruptions to our information technology systems, due to outages, security breaches or other causes, could also have severe consequences to our business, including financial loss and reputational damage.
A variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the California Privacy Rights Act of 2020, or CPRA, which was approved by California voters in November 2020, amends and expands the California Consumer Privacy Act of 2018, or CCPA (which had required us to modify certain of our information practices and provide new disclosures to California consumers), by creating additional privacy rights for California consumers, establishing the California Privacy Protection Agency to enforce the new law, and imposing additional obligations on businesses. These new obligations, which will take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022), as well as obligations from new privacy laws in Colorado, Connecticut, Utah and Virginia, which will also take effect in 2023, may require us to further modify certain of our information practices and could subject us to additional compliance costs and expenses. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection (including regimes such as the CCPA and CPRA that are rapidly evolving) could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business. Our commercial and cybersecurity insurance policies may be insufficient to insure us against these risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.
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
LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 61% and 67% of our revenue was derived outside of the U.S. in the fiscal year-to-date period ended July 1, 2022 and June 25, 2021, respectively. We are subject to a number of risks related to conducting business internationally, including:
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
•Changes in trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes and other trade barriers imposed by the U.S. or by other countries;
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
•Potential adverse changes in the political, social, and/or economic stability of or conflicts within the regions in which we operate (including Europe, Russia, Asia, the Middle East, North Africa, Latin America and other emerging markets) or in diplomatic relations between governments;
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
•Outcomes of tax audits;
•Changes in accounting principles;
•Changes in tax laws and regulations in the countries in which we operate, including an increase in tax rates, or an adverse change in the treatment of an item of income or expense; or
•Our ability to effectively implement changes to our corporate structure in response to changes in applicable tax laws and regulations in the countries in which we operate.

The U.S. tax law changes enacted through the Tax Cuts and Jobs Act ("Tax Act") include provisions that affect our business. These provisions, their interpretations, and proposed changes to this law introduced by the Biden administration and a Democratic-controlled Congress could further impact our corporate trading structure and adversely affect our tax rate and cash flow in future years.

In addition, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has made changes to many long-standing transfer pricing and cross-border taxation rules. For example, the 2022 Dutch Tax Plan signed into law in December 2021 includes provisions that address unilateral measures against transfer pricing mismatches that would increase future tax liabilities of certain subsidiaries within our international structure. Further, the OECD, European Commission, EU Member States and other individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, it is possible that these law changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
We are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, but an adverse decision by tax authorities exceeding our reserves could significantly impact our financial results.

STOCK-RELATED ISSUES
Controlling Stockholder. At July 1, 2022, the Dolby family and their affiliates owned 385,589 shares of our Class A common stock and 36,012,733 shares of our Class B common stock. As of July 1, 2022, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.1% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million, $200.0 million, $350.0 million, $350.0 million, $350.0 million, and $250.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, October 23, 2014, January 25, 2017, July 25, 2018, July 31, 2019, July 29, 2021, and February 3, 2022 respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. For additional details on the increase announced on August 9, 2022, refer to Note 17 "Subsequent Event" to our unaudited interim condensed consolidated financial statements.
The following table provides information regarding our share repurchases made under the program during the third quarter of fiscal 2022:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
April 2, 2022 - April 29, 2022	—	$—	—	$420.9 million
April 30, 2022 - May 27, 2022	1,071,950	$74.73	1,071,950	$340.7 million
May 28, 2022 - July 1, 2022	1,477,524	$74.38	1,477,524	$230.9 million
Total	2,549,474		2,549,474
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith

10.1*	Offer Letter dated April 6, 2022 by and between Shriram Revankar and Dolby Laboratories, Inc.				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*     Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2022

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)