Form 10-K
period 2022-09-30
Dolby Laboratories, Inc.
filed 2022-11-18
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of April 1, 2022 was $4.6 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding as of April 1, 2022. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
On October 28, 2022, the registrant had 59,871,783 shares of Class A common stock, par value $0.001 per share, and 36,085,779 shares of Class B common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements reflecting our current expectations that are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; the effect of the coronavirus pandemic ("COVID-19") on our business; market growth opportunities and trends; the development and launch of new products, features, and platforms; our ability to maintain key partnership relationships; our plans, strategies and expected opportunities; future competition; our stock repurchase plan; and our dividend policy. Use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "intend," "could," "can," "would," "target," "goal," "outlook," "project," "contemplate," "future," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions indicates a forward-looking statement. Such forward-looking statements are based on management's reasonable and current assumptions and expectations, but such statements inherently involve substantial risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including but not limited to the risks set forth in Part I, Item 1A, "Risk Factors" and key challenges set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We disclaim any duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.

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

	Fiscal Year Ended
Revenue	September 30, 2022	September 24, 2021	September 25, 2020
Licensing	93%	95%	93%
Products and services	7%	5%	7%
Total	100%	100%	100%
We generate revenue from licensing arrangements with approximately 500 electronics product OEM and software developer licensees.
Licensing
We license our technologies to a range of customers who incorporate them into their products for enhanced audio and imaging functionality for content playback in movies, TV, music, and gaming. Our key technologies are summarized in the table below. As it relates to AAC, HE-AAC, Extended HE-AAC, AVC, and HEVC, we jointly participate in patent licensing programs with other patent owners.

Technology	Description
AAC, HE-AAC & Extended HE-AAC	Advanced digital audio codec solutions with high bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby® AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos®	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos provides an immersive experience that can be provided via multiple Dolby audio coding technologies.
DD	A digital audio coding technology that provides multichannel sound to a variety of media applications.
DD+	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision®	An imaging technology combining high dynamic range and dynamic metadata to deliver ultra vivid colors, sharper contrasts, and richer details for cinema and a wide range of media devices.
Dolby Voice®	An audio communications technology with superior spatial perception, voice clarity, and background noise reduction that emulates the in-person meeting experience.
HEVC	A digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of revenue from our licensing business for all periods presented:

	Fiscal Year Ended
Market	September 30, 2022	September 24, 2021	September 25, 2020	Main Offerings Incorporating Our Technologies
Broadcast	37%	39%	41%	Televisions and STBs
Mobile	21%	22%	21%	Smartphones and Tablets
CE	16%	15%	14%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	13%	12%	12%	Windows and macOS operating systems
Other	13%	12%	12%	Gaming consoles, Auto DVD, and Dolby Cinema
Total	100%	100%	100%
We have various licensing models: a two-tier model, an integrated licensing model, a patent licensing model, recoveries, and collaboration arrangements.
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
Patent Licensing Model. We license our patents through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees. We also license our patents directly to manufacturers that use our IP in their products. Finally, we generate service fees for managing patent pools on behalf of third party patent owners through our wholly-owned subsidiary, Via Licensing Corporation ("Via"). By aggregating and offering pooled IP, patent pools deliver efficiencies that reduce transactional costs for both IP owners and licensees. The Via patent pools enable product manufacturers to efficiently and transparently secure patent licenses for collaboratively developed technologies. We offer our patents related to AAC, HE-AAC, Extended HE-AAC, AVC, HEVC, and other IP through a combination of patent pools and licensing directly to OEMs.
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

As of September 30, 2022, we had approximately 16,900 issued patents and approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through December 2046.
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
We have approximately 1,600 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. Our trademarks cover our various products, technologies, improvements, and features, as well as the services that we provide. These trademarks are an integral part of our technology licensing program, and licensees typically elect to place our trademarks on their products to inform consumers that their products incorporate our technology and meet our quality specifications.
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
INDUSTRY STANDARDS
Several Dolby technologies have been adopted as, or are included in, the explicit or de facto industry standard for broadcast, discrete media, and online delivery in various markets worldwide.
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
•AC-4 is Dolby’s next generation of audio coding technology that has been adopted for implementation in certain regions by worldwide standards organizations including the DVB and ATSC. AC-4 has also been adopted or proposed in forthcoming regional and country standards in North America, Europe, and Latin America. The transition for AC-4 continues to gain momentum, and is already being supported in a number of TVs that are available worldwide from major manufacturers. In mobile devices, HE-AAC is specified for various applications in the 3rd Generation Partnership Project suite of standards.
•Extended HE-AAC is included in Digital Radio Mondiale radio broadcasting standards.

In addition, Dolby technologies have become, or are included in, de facto industry standards in many consumer entertainment products. De facto industry standards are adopted by industry participants when technologies are introduced to the marketplace and become widely used, and include the following examples:
•Prior to the adoption of HD terrestrial broadcast standards mandating Dolby technologies, many European HD broadcasters began broadcasting in DD or DD+, leading OEMs to include these technologies in their televisions and STBs for the European market.
•HE-AAC is a de facto audio standard in entertainment services. It is included in popular operating systems and widely used by major broadcasting, streaming, and radio services.
•DD+ is the de facto technology used by a wide range of pay-TV operators and streaming services worldwide and is included in popular operating systems such as iOS and Windows. It is also widely used by major OTT services such as Apple TV+, Disney+, Netflix, and Amazon, and is included in the specifications of these services.
•Extended HE-AAC is a de facto industry standard in streaming applications. It is included in popular operating systems and used in major OTT services.
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
Our technologies, products, and services span the audio and imaging sectors of several distinct and diverse industries, including the broadcast, mobile, consumer entertainment, PC, gaming, automotive, cinema, and other industries. The lack of a clear definition of the markets in which our products, services, and technologies are sold or licensed, the nature of our technologies, their potential use for various commercial applications, and the diverse nature of and lack of detailed reporting by our competitors, make it impracticable to quantify our position.
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
As of September 30, 2022, we had 2,336 employees worldwide, of whom 1,102 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement.
Employee Well-being
Our workforce strategies prioritize employee well-being and take an integrated approach to mental, physical, and financial well-being for our employees. We have expanded our mental well-being programs to include therapy and access to wellness coaching, mindfulness training and live community sessions.
As the communities we operate in adopt COVID-19 measures, we continue to implement business strategies that support the health and safety of our employees and enable business continuity. We have implemented a flex work program that enables employee connection and effective work delivery in a hybrid work environment. In a company-wide survey in May 2022, Motivation & Commitment scores indicate that we remain highly connected to our work and each other.
Diversity, Inclusion and Belonging ("DIB")

We are committed to being a part of creating a more equitable world. Different backgrounds, perspectives, and beliefs bring critical value to our business, and we’re driven by the knowledge that diverse talent enhances our ability to imagine, innovate, and grow.
To invest in the talent of the future, we provide financial contributions, employee engagement, and in-kind support of science, technology, engineering, arts, and mathematics education and workforce initiatives at the K-12, university, and early-career levels and are engaged in strategic partnerships with universities to help develop the next generation of diverse talent at Dolby.
We have programs and practices in place to support creating an environment where individual experiences and perspectives are welcome and where everyone can belong and thrive. This includes equipping our leaders, colleagues, and peers with tools to have open and authentic conversations with the goal of becoming more aware and more empathetic to others’ experiences. We look at DIB comprehensively through hiring, retention, progression, and employee experiences.
We empower everyone at Dolby to be co-creators of change by offering employees opportunities to learn and grow through educational sessions, hands-on workshops, employee-led Employee Network ("EN") events, and company-led DIB programs. Our EN community encompasses 14 networks, convening around many different dimensions of diversity including gender, race/ethnicity and more, to build community and drive awareness of issues impacting employees identifying with these dimensions of diversity and their allies.
We hold ourselves accountable for our progress and publish our global gender diversity and U.S. race and ethnic diversity workforce data annually. We encourage you to review our Sustainability Report for more detailed information.
Compensation and Benefits
We offer competitive compensation (including salary, incentive bonus, and equity) and benefits packages in each of our locations around the globe. In addition to comprehensive health benefits and the ESPP, depending on the location, employees may also enjoy free or subsidized fitness programs, commuter benefits, wellness credits, tuition reimbursement opportunities, and personal development courses, among other benefits.
Social Impact
Through our social impact programs, employees from our offices around the world organize to volunteer as individuals, as part of a work team or through our diversity, inclusion, and belonging employee networks. From mentoring youth, to supporting adults re-entering the workforce, to aiding people experiencing hardships, our employees are making our communities stronger. We also partner with educational organizations in our local communities around the world, including Bay Area Video Coalition, Girls Who Code, Greene Scholars, IGNITE Worldwide, Inneract Project, Resource Area For Teaching, University of Sydney’s Women in Engineering Program, and Fundacja Rodziny Maciejko in Poland to organize volunteer opportunities. Our educational efforts are intended to share Dolby’s experiences, ideas and approaches from our unique position at the intersection of science, technology and art.
Management Succession Planning
Our Board of Directors works with the Nominating and Governance Committee on succession planning for our Chief Executive Officer, including a process for identifying potential successors. Our Board of Directors has adopted an emergency succession plan in the event of the death, disability, incapacity or unanticipated departure or leave of our Chief Executive Officer. The organization regularly conducts talent reviews for other management roles and key positions for succession management and talent planning purposes.
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
Our website is www.dolby.com. We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Relations section of our website at www.investor.dolby.com. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov.

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
REVENUE GENERATION
COVID-19
COVID-19, including the spread of variants of SARS-CoV-2, has impacted and will continue to impact our operations and financial performance. COVID-19 continues to impact several of our partners and has resulted in disruption of the supply chain of consumer products and delays in shipments, product development and product launches. In addition, it is unclear how demand for consumer products that include our technologies may change in response to the ongoing pandemic. These factors have impacted revenue pertaining to customer-shipment royalties. Further, these factors have and may continue to result in delays in the release of new products or services that contain our technologies by partners and licensees. In cases where a partner or licensee’s financial condition has significantly worsened, we may have difficulty collecting or be unable to collect amounts owed to us. We may also be negatively impacted by delays in transaction cycles and our recoveries efforts due to ongoing global restrictions related to the pandemic.
The cinema market has been adversely impacted by COVID-19. At various times, our exhibition partners and customers have had to either partially or fully discontinue operations. Box office receipts at Dolby Cinema sites and general demand for our cinema products and services have been, and we expect to remain, lower than that of pre-pandemic levels. Most cinema locations have been permitted to resume operations, but many such locations are operating under restricted capacity.
Further, the spread of variants of SARS-CoV-2 may result in renewed government responses. The situation is continuing to evolve, and we cannot predict how or to what extent the cinema market, or other markets we target, may be impacted during the course of the pandemic and long-term.
We have modified our workforce policies in light of COVID-19 and changing norms, including implementing a flex work program and modifying health and safety policies. We continue to monitor COVID-19 developments, including community transmission and hospitalization rates along with local requirements and we may take further actions that we determine are in the best interests of our employees, licensees, partners, and community. Such actions may adversely impact our productivity and cause delays, which may negatively impact our revenue. Further, there is no certainty that the measures we have taken or will take will be sufficient to mitigate the risks posed by COVID-19 to the well-being and productivity of our workforce.
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
Trends in Media Content Distribution. Changing trends in the way that media is distributed and consumed may impact our existing business and future opportunities for growth. One such trend is the shift by consumers in certain markets away from subscription-based cable and satellite television providers toward streaming services, commonly referred to as "cord-cutting." While cable and satellite television often require a STB, today consumers can also access streaming media through smart TVs or DMA devices. As consumers trend toward canceling subscriptions to these traditional cable and satellite providers and turn to streaming media, we expect demand for STBs in certain regions to continue to decline. If we are unable to derive additional revenue from the smart TV and DMA markets to make up for decreases in our STB-related revenue, our financial results may be negatively impacted.
Mobile Industry Risks. Successful penetration of the mobile device market is important to our future growth. The mobile device market, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price. Our technologies usually are not mandated as an industry standard for mobile devices. We must continually convince mobile device OEMs and end users of mobile devices of the value of our technologies. With shorter product lifecycles, it is easier for mobile device OEMs to add or remove our technologies from mobile devices than it is for TV OEMs and other hardware OEMs. In addition, because the mobile industry is concentrated, we rely on a small number of partnerships with key participants in the mobile market. If we are unable to maintain these key relationships, we may experience a decline in mobile devices incorporating our technologies.
In order to increase the value of our technologies in the mobile market and increase OEM and software vendor demand for our decoding technologies, we have worked with online and mobile media content service providers to encode their content with our technologies. However, the online and mobile media content services markets are also characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent product and service introductions and short life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing or the removal of our technologies by these providers and may result in decreased revenue from our mobile market. Further, current macroeconomic conditions due to inflation, COVID-19, geopolitical instability, and other factors may adversely impact consumer demand for mobile devices, and may continue to adversely impact the ability of our partners to manufacture such devices, supply chain and distribution, timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
PC Industry Risks. Revenue from our PC market depends on several factors, including underlying PC unit shipments, the extent to which our technologies are included on computers, including through operating systems, the inclusion of optical disc drives or otherwise, and the terms of any royalties or other payments we receive. Further, we rely on a small number of partnerships with key participants in the PC market. If we are unable to maintain these key relationships, we may experience a decline in PCs incorporating our technologies. COVID-19 may also adversely impact consumer demand for PCs, and may continue to adversely impact PC manufacturing, supply chain and distribution, timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
Cinema Industry Risks. Revenue from Dolby Cinema and cinema product sales is subject to the pace of construction or upgrade of screens, the financial stability of exhibitors, the advent of new or competing technologies, the willingness of movie studios to produce films in our Dolby Atmos and Dolby Vision formats, consumer trends, box-office performance generally, and other events or conditions in the cinema industry. Revenue from Dolby Cinema and cinema products sales is also subject to macroeconomic conditions that could negatively impact discretionary consumer spending, including inflation and recession. Further, although we have invested a substantial amount of time and resources developing Dolby Cinema, and expect to continue to invest and build partnerships in connection with the launch of Dolby Cinema locations, we may not continue to recognize a meaningful amount of revenue from these efforts in the near future. Additionally, we have collaborations with multiple exhibitors in foreign markets, including Asia, Europe, and the Middle East, and we may face a number of risks in expanding Dolby Cinema in these and other new international markets. The revenue we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema depends in large part on our ability to differentiate our offering, deploy new sites in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. A decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be negatively impacted. These factors are subject to increased risk due to COVID-19, including related government responses. Further, it remains uncertain when cinemas will return to full capacity and how quickly moviegoers will return to theaters at pre-pandemic levels.
Our revenue and associated demand from cinema product sales is dependent upon industry and economic cycles, which are subject to risks including delays in cinematic releases and reduced operating capacity related to COVID-19, along with our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A portion of our opportunity lies in the China market, which is subject to unique economic and geopolitical risks. Furthermore, future growth of our cinema products business also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that we do not make progress in these areas, or are faced with pricing pressures, competing technologies, or other global macroeconomic challenges, our revenue may be adversely impacted.
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
Reliance on Semiconductor Manufacturers and Availability of Semiconductor Components. Our licensing revenue from system licensees depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer entertainment products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees in accordance with their agreements. We do not control the IC manufacturers’ decisions on whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. Further, current demand levels have resulted in ongoing shortages of semiconductor components and other key materials that may adversely impact the ability of our implementation and system licensees and customers to meet product demand in a timely fashion.
Consumer Spending Weakness. Weakness in general economic conditions due to inflation, rising interest rates, lower consumer confidence, a potential recession, pandemic or other worsening economic conditions, may suppress consumer demand in our markets and consumers going to the movies. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, TVs, STBs, Blu-ray Disc players, video game consoles, AVRs, mobile devices, in-car entertainment systems, and home-theater systems. Weakness in general economic conditions may also lead to licensees and customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Economic conditions, including business slowdown caused by COVID-19, may increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
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
Marketing and Branding
Importance of Brand Strength. Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services business, as well as our ability to offer technologies for new markets, including Dolby Cinema, Dolby Vision and other imaging offerings for the consumer market, Dolby.io, and others. Our continued success depends on our reputation for providing high quality technologies, products, and services across a wide range of entertainment markets, including the consumer electronics, PC, broadcast, and gaming markets. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business will suffer.

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
Industry Standards
The entertainment industry has historically depended upon industry standards to ensure compatibility across delivery platforms and a wide variety of consumer entertainment products. We make significant efforts to design our products and technologies to address capability, quality, and cost considerations so that they either meet, or more importantly, are adopted as industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we plan to compete in the future. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of standards-setting organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such. The market for broadcast technologies has traditionally been heavily based on industry standards, often mandated by governments choosing from among alternative standards, and we expect this to continue to be the case in the future. The continued advancement of OTT media delivery and consumption is altering the landscape for broadcast standards and impacting the importance of the inclusion of our technology in certain broadcast standards, and we cannot predict if and to what extent this may impact our revenue.
Difficulty Becoming Incorporated in an Industry Standard. Standards-setting organizations establish technology standards for use in a wide range of consumer products. It can be difficult for companies to have their technologies adopted as an industry standard, as multiple companies, including ones that typically compete against one another, are involved in the development of new technology standards for use in consumer products. Furthermore, some standards-setting organizations choose to adopt a set of optional standards or a combination of mandatory and optional standards; in such cases, our technologies may be adopted only as an optional standard and not a mandatory standard. Standards may also change in ways that are unfavorable to Dolby.
Participants May Choose Among Alternative Technologies within Standards. Even when a standards-setting organization incorporates our technologies in an industry standard for a particular market or geographic region, our technologies may not be the sole technologies adopted for that market. Furthermore, different standards may be adopted for different markets and regions. Our operating results depend upon participants in that market choosing to adopt our technologies instead of competitive technologies that also may be acceptable under such standard. For example, the continued growth of our revenue from the broadcast market will depend upon both the continued global adoption of DTV generally, including in emerging markets, and the choice to use our technologies where it is one of several accepted industry standards.
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
Inaccurate Licensee Royalty Reporting. We generate licensing revenue primarily from OEMs who license our technologies and incorporate those technologies into their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report their shipments accurately. However, we have difficulty independently determining whether our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensees regarding license terms. Most of our license agreements permit us to audit our licensees’ records, and we routinely exercise these rights, but audits are generally expensive, time-consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees. We have been able to obtain certain recovery payments from licensees (either in the form of back payments or settlements), and such recoveries have become a recurring element of our business; however, we are unable to predict with certainty the revenue that we may recover in the future or our ability to continue to obtain such recoveries at all. Ongoing global restrictions and economic impacts related to COVID-19 may also cause longer transaction cycles and delays in royalty reporting, payment, or recoveries efforts.
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
Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of September 30, 2022, we had approximately 16,900 issued patents in addition to approximately 4,100 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through December 2046. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenue could decline.
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
In the case of our patent coverage related to DD, some of our relevant patents have expired, but others continue to apply. DD is our solution that includes technology necessary to implement AC-3 as it has been updated over time. We have continued to innovate and develop IP to support the standard and its implementation. Our customers use our DD implementation for quality, reliability, and performance, even in locations where we have not had applicable patent coverage. While in the past, we derived a significant portion of our licensing revenue from our DD technologies, this is no longer the case as revenue attributed to DD technologies have declined and are expected to continue to decline.
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
In some instances, we have contractually agreed to provide indemnifications to licensees relating to our IP. Additionally, at times we have chosen to defend our licensees from third party IP infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future. See Note 14 "Commitments and Contingencies" to our consolidated financial statements for a discussion of the Intertrust matter.
Licensee Disputes. At times, we are engaged in disputes regarding the licensing of our IP rights, including matters related to our royalty rates, whether products are royalty-bearing, and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us based on potential antitrust claims or regarding our licensing royalty rate practices. Damages and requests for injunctive relief asserted in claims like these could be significant, and could be disruptive to our business.
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
OPERATIONS
Reliance on Key Suppliers. Our reliance on suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components, as well as the risk of delay caused by COVID-19, the military conflict between Russia and Ukraine, and other potential interruptions to the supply chain. Due to the relatively small volume of components we purchase for use in manufacturing, we purchase such components primarily through distributors. As such, we have relatively limited influence over the suppliers of such components to, for example, ensure continuity of supply. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause delays in our operations and increase our production costs. In addition, our suppliers may not be able to meet our production demands as to volume, quality, or timeliness.
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
Product Quality. Our products, and products that incorporate our technologies, are complex and sometimes contain software or hardware errors that are not detected during testing, particularly when first introduced or when new versions are released. In addition, we have limited control over manufacturing performed by contract manufacturers, which could result in quality problems. Furthermore, our products and technologies are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem or, in certain instances, making the quality of our implementation dependent in part upon the quality of such other vendors' products. Any negative publicity or impact relating to these product problems could affect the perception of our brand and market acceptance of our products or technologies. These errors could result in a loss of or delay in market acceptance of our products or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. In addition, if our products or technologies contain errors, we could be required to replace or reengineer them or rely upon parties who have incorporated our technologies into their products to implement updates to address such issues, which could cause delays or increase our costs. Moreover, if any such errors cause unintended consequences, we could incur substantial costs in defending and settling product liability claims. Although we generally attempt to contractually limit our liability, if these contract provisions are not enforced, or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.
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
Information Security. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain sensitive and confidential information, including our trade secrets and proprietary business information, and personal data, as well as content and information owned by or pertaining to our customers, suppliers and business partners. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. Our information technology and infrastructure may be vulnerable to attacks by malicious actors including nation-states and cyber criminals, malware, software bugs or other technical malfunctions, ransomware attacks, or other disruptions. Our sensitive, confidential or proprietary information may be misappropriated by third-party service providers or others who may inappropriately access or exfiltrate that information from the vendor’s system.
The number and sophistication of malicious attacks and disruptions that companies have experienced has increased over the past few years, including computer viruses, malware, ransomware, cyber extortion, social engineering, denial of service, and other similar attacks and disruptions. These risks could be elevated in connection with the military conflict between Russia and Ukraine. Measures we have undertaken to protect our information technology systems (including physical access controls, encryption, and authentication technologies) may be unsuccessful in deterring or repelling malicious actors. Moreover, system updates and security patches may suffer delayed implementation in endpoint devices during extended remote working circumstances. In addition, because techniques used by malicious actors (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our operations and ability to limit our exposure to third-party claims and other potential liability. Attacks on our systems are sometimes successful, and, in some instances, we might be unaware of an incident or its nature, magnitude and effects. Such risks are also faced by our vendors and other third parties, and form another vector for malicious attacks on our systems.
We also may suffer data security breaches and the unauthorized access to, misuse or acquisition of, personal data or other sensitive and confidential information as the result of intentional or inadvertent breaches or other compromises, including by our employees or service providers. Any data security breach or other incident, whether external or internal in origin, could compromise our networks and systems, create system disruptions or slowdowns and exploit security vulnerabilities of our products. Any such breach or other incident can result in the information stored on our networks and systems, or our vendors' networks and systems, being improperly accessed or acquired, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, suppliers, business partners and others, as well as regulatory investigations, fines or penalties, and brand and reputational damage. Our efforts to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools, but in some cases preventive and remedial action might not be successful. Disruptions to our information technology systems, due to outages, security breaches or other causes, could also have severe consequences to our business, including financial loss and reputational damage.
A variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the California Privacy Rights Act (CPRA), which will take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022), as well as obligations from new privacy laws in Colorado, Connecticut, Utah and Virginia, which will also take effect in 2023, may require us to further modify certain of our information practices and could subject us to additional compliance costs and expenses. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection (including regimes such as the CPRA and continuing developments in the European Union, U.K., and U.S. data privacy frameworks that are rapidly evolving) could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business. Our commercial and cybersecurity insurance policies may be insufficient to insure us against these risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.

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
Pricing Pressures. The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to drive the adoption of our technologies into online content and portable devices, such as tablets and smartphones. Such pricing pressures may be exacerbated by increased rates of inflation, which may cause device manufacturers to take additional steps to limit costs. Retail prices for consumer entertainment products that include our sound technologies, such as DVD and Blu-ray players and home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in additional downward pressure on the licensing fees we charge. Further, Dolby.io faces significant pricing pressure from other developer platforms offering media and communication APIs that may be able to offer competing services at lower prices.
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
Competition from Other Audio Formats, Imaging Solutions, and Integrated System Offerings. We believe that the success we have had licensing our audio and imaging technologies is due, in part, to the high quality of the solutions that our technologies provide and to the strength of our brand. However, both free and proprietary sound and imaging technologies are becoming increasingly prevalent, and we expect competitors to continue to enter these fields with other offerings. Furthermore, to the extent that customers perceive our competitors’ products as providing the same or similar advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound and video encoding technologies as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. For example, we face competition with respect to our HDR imaging technology, Dolby Vision, and there can be no assurance that additional consumers will adopt Dolby Vision in the near future, or at all, or that we will maintain our existing customers.
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
Consequences of M&A Activity. We evaluate a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions in connection with, among other things, our efforts to strengthen our audio and cinema businesses and expand beyond sound technologies. Although we cannot predict whether or not we will complete any such acquisitions or other transactions in the future, any of these transactions could be significant in relation to our market capitalization, financial condition, or results of operations. The process of integrating an acquired company, business, or technology may create unforeseen difficulties and expenditures. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages; currency risks; and risks associated with the economic, political, and regulatory environment in specific countries, including delays related to COVID-19. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, and write-offs of goodwill. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all, particularly during times of market volatility, rising interest rates, and general economic instability. Also, the anticipated benefits of our acquisitions may not materialize.
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
LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 63%, 67% and 60% of our revenue was derived outside of the U.S. in fiscal year 2022, 2021, and 2020, respectively. We are subject to a number of risks related to conducting business internationally, including:
•U.S. and foreign government trade restrictions or sanctions, including those which may impose restrictions on the importation or exportation of products, equipment, materials, software, technologies, services, on technology transfers, or on the receipt or collection of payments and distribution of royalties, and any political or economic responses or counter-responses to such restrictions or sanctions, including any such restrictions, sanctions, responses, or counter-responses related to the military conflict between Russia and Ukraine or changes in US export controls related to China and other countries;
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
Conflict Minerals. SEC rules require the disclosure of the use of tantalum, tin, tungsten, and gold (commonly referred to as "conflict minerals") that are sourced from the Democratic Republic of the Congo and surrounding countries. Certain of those minerals are used in the manufacturing process of electrical components that our products utilize. The potential inclusion of conflict minerals in the materials used in our products could affect the sourcing, availability and pricing of such materials as well as the companies we use to manufacture our products. In circumstances where sources of conflict minerals from the Democratic Republic of the Congo or surrounding countries are not validated as conflict free, we may take actions to change materials, designs or manufacturers to reduce the possibility that our contracts to manufacture products that contain conflict minerals finance or benefit local armed groups in the region. As there may be only a limited number of suppliers that can certify that they are offering “conflict free” conflict minerals, we cannot be sure that our component suppliers will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. These actions could also add engineering and other costs in connection with the manufacturing of our products. If conflict minerals are used in our products, even if inadvertently, disclosure of such use could affect public and investor perception of the Company and our products.
We may not be able to sufficiently verify the origins for the minerals used in our components. Our reputation may suffer if we determine that our components contain conflict minerals that are not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our components. In addition, some customers may require that all of our products are certified to be conflict free and if we cannot satisfy these customers, they may choose a competitor's products.

Tax Rates and Liabilities. We are a U.S. multi-national company that is subject to tax in multiple U.S. and foreign jurisdictions. We must use judgment to determine our worldwide tax provision. We earn a significant amount of our income outside the U.S. and receive tax benefits from a portion of these foreign sales. Realizability of these benefits are contingent upon existing current tax laws and regulations in the U.S. and countries where we operate. The following could materially affect our effective tax rate:
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
The U.S. tax law changes enacted through the Tax Cuts and Jobs Act ("Tax Act") include provisions that affect our business. These provisions, their interpretations, and proposed changes to this law introduced by the Biden administration could further impact our corporate trading structure and adversely affect our tax rate and cash flow in future years.
In addition, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has made changes to many long-standing transfer pricing and cross-border taxation rules that affect our operations. Further, the OECD, European Commission, EU Member States and other individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, it is possible that these law changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
We are subject to the periodic examination of our income tax returns by tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and to consider potential responsive actions, but an adverse decision by tax authorities exceeding our reserves could significantly impact our financial results.
STOCK-RELATED ISSUES
Controlling Stockholder. At September 30, 2022, the Dolby family and their affiliates owned 385,589 shares of our Class A common stock and 36,012,733 shares of our Class B common stock. As of September 30, 2022, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
Stock Repurchase Program. Our stock repurchase program may reduce the public float of shares available for trading on a daily basis. Such purchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will buy additional shares of our Class A common stock under our stock repurchase program or that any future repurchases will have a positive impact on our stock price or EPS. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our Class A common stock, the nature of other investment or strategic opportunities presented to us, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, the tax consequences of any repurchases, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
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
Headquarters
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
Dolby Wootton Bassett, LLC, of which Dagmar Dolby as Trustee of the Dagmar Dolby Trust under the Dolby Family Trust Instrument dated May 7, 1999 (the "Dagmar Dolby Trust") is the sole member, and the Dagmar Dolby Trust, own a majority financial interest in real estate entities that own and from whom we may lease certain facilities located in Burbank, California and in Wootton Bassett, England. We own the remaining financial interests in these real estate entities. Specifically, we hold a 49.0% minority ownership interest in Dolby Properties Burbank, LLC, which owns a 22,000 square feet facility in Burbank that we are leasing until 2025. We also hold a 10.0% minority ownership interest in Dolby Properties, LP, which owns a 17,500 square foot facility in Wootton Bassett. We are no longer leasing the Wootton Bassett facility.
100 Potrero Avenue, San Francisco, California
Since 1980, we have leased a corporate office located at 100 Potrero Avenue, San Francisco, California from the various Dolby family trusts. The lease for this office expires on October 31, 2024, and provides approximately 70,000 square feet of space. The Dolby family trusts retain the right, which they have exercised, to sublease approximately 1,617 square feet of office space in the premises at a rental rate equal to the then current base rent per square foot paid by us plus $14 per square foot per year (reflecting estimated costs payable by us for the operation and maintenance of the premises, subject to an annual increase of 1.5% per year during each year of the sublease term).
We ceased occupancy of the leased space at 100 Potrero Avenue, and do not intend to re-occupy this location. We remain responsible for operating expenses, taxes, and the condition, operation, repair, maintenance, security, and management of the premises. We have also agreed to indemnify and hold the Dolby family trusts, as landlord, harmless from and against certain liabilities, damages, claims, costs, penalties, and expenses arising from our conduct related to the premises. We also have a sublease with a subtenant for the remaining lease term at 100 Potrero Avenue, pursuant to which the subtenant is required to reimburse us with respect to the foregoing expenses and taxes with respect to the subleased premises and to indemnify and hold us harmless with respect to the subleased premises in the same manner described above.

ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal proceedings that occasionally arise in the normal course of business activities, including claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, other than the impact of the litigation matter discussed in Note 14 to the consolidated financial statements, any such amounts are either immaterial, or it is not probable that a potential loss has been incurred or the amount of loss cannot be reasonably estimated. For additional information on this litigation matter, see Note 14 "Commitments and Contingencies" to our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DLB." Our Class B common stock is neither listed nor publicly traded. As of October 28, 2022, there were 79 holders of record of our Class A common stock and 34 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record since a large portion of our common stock is held through brokerage firms.
Dividend Policy
In October 2014, we announced a quarterly cash dividend program for our stockholders that was initiated by our Board of Directors. Since the program was initiated, a quarterly dividend has been declared and paid to all eligible stockholders of Class A and Class B common stock. Most recently, on November 17, 2022, we announced a dividend in the amount of $0.27 per share, payable on December 8, 2022, to stockholders of record as of the close of business on November 30, 2022.
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
The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 30, 2022 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Fiscal 2021: July 2021	350,000
Fiscal 2022: February 2022	250,000
Fiscal 2022: August 2022	350,000
Total	$2,950,000

The following table provides information regarding our share repurchases made under this program during the fourth quarter of fiscal 2022:

Repurchase Activity	Total Shares Purchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
July 2, 2022 - July 29, 2022	1,127,366	$73.95	1,127,366	$147.5 million
July 30, 2022 - August 26, 2022	933,331	$77.82	933,331	$424.9 million
August 27, 2022 - September 30, 2022	867,939	$73.75	867,939	$360.9 million
Total	2,928,636		2,928,636
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.
Stock Price Performance Graph
The following graph compares the total cumulative return of our Class A common stock with the total cumulative return for the New York Stock Exchange Composite Index ("NYSE Composite") and the Russell 3000 Index ("Russell 3000") for the five fiscal years ended September 30, 2022. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $57.52 on September 29, 2017, and in the NYSE Composite and Russell 3000 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed "filed" for purposes of Section 18 of Securities Exchange Act of 1934, as amended ("Exchange Act") or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 - September 2022
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
Cumulative Total Return
September 29, 2017
September 28, 2018
September 27, 2019
September 25, 2020
September 24, 2021
September 30, 2022
Fiscal Year-End
Dolby Laboratories Inc.
NYSE Composite
Russell 3000 Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those referred to herein due to a number of factors, including but not limited to key challenges listed below and risks described in Part I, Item 1A, "Risk Factors" and elsewhere in this Annual Report on Form 10-K. We disclaim any duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.
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
The outbreak of COVID-19 has also affected many of our partners, resulting in the disruption of consumer products' supply chains, shortages of certain semiconductor components, and delays in shipments, product development, and product launches. Consumer demand for products that include our technologies may continue to be negatively impacted due to economic uncertainty resulting from COVID-19. These factors may cause delays in the adoption of our technologies by partners. Further, we may be negatively impacted by delays in transaction cycles and our recoveries efforts due to ongoing global restrictions related to the pandemic.
The cinema market has been, and we expect to continue to be, adversely impacted by COVID-19. At various times, our exhibition partners and customers have had to either partially or fully discontinue operations. Box office receipts at Dolby Cinema sites and general demand for our cinema products and services by our broader exhibition partners have been, and we expect to remain, lower than that of pre-pandemic levels. Most cinema locations have been permitted to resume operations, but many such locations are operating under restricted capacity. Further, the spread of variants of SARS-CoV-2 may result in renewed government responses. The situation is continuing to evolve, and we cannot predict how or to what extent the cinema market, or other markets we target, may be impacted during the course of the pandemic and long-term.
At Dolby, we continue to implement business strategies that support the health and safety of our employees and enable business continuity. We have implemented a flex work program that enables connection and effective work delivery in a hybrid work environment. We enable our employees with the tools and infrastructure they need to carry on our operations and progress the business forward in a hybrid working environment. We expect COVID-19 will continue to have an impact for the foreseeable future, with varying degrees of impact depending on geographic location. The degree of impact on our business will depend on several factors. Further discussion of the potential impacts of COVID-19 on our business can be found in Part I, Item 1A "Risk Factors."
MACROECONOMIC CONDITIONS
The current macroeconomic environment has negatively impacted many of our licensees and that directly impacts our financial results. Our revenue has been impacted by macroeconomic conditions, including but not limited to, rising inflation, rising interest rates, COVID-19 related restrictions, supply chain constraints, increased shipping costs, international conflicts, reduced discretionary consumer spending, and reduced new product investment by our customers caused by higher interest rates and lower demand. The future implications of these macroeconomic conditions on our business, results of operations and overall financial position remain uncertain. Across all of our markets, these conditions may affect consumer demand for devices and services, our partners’ ability to manufacture devices, and the timing of adoption of our technologies into new products by partners and licensees. Further discussion of the potential impacts of these macroeconomic effects on our business can be found in Part I, Item 1A "Risk Factors."
EXPANDING OUR LEADERSHIP IN AUDIO AND IMAGING EXPERIENCES
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We can increase our value proposition and create opportunities by broadening Dolby technologies into new types of content, such as music, gaming, live sports, and user-generated content. We are also beginning to make our audio and imaging technologies available for content beyond premium entertainment through Dolby.io, creating new revenue generating opportunities. Following is a discussion of the key markets that we address and the various Dolby technologies and solutions that serve these markets.
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
The availability of content in Dolby formats is an important part of creating the ecosystems that drive adoption of our technologies within a wide range of devices. Our audio and imaging technologies have a strong presence within movie and episodic content through adoption across content creators and streaming services. The availability of content on these platforms has driven strong adoption in devices such as TVs, STBs, and speaker devices. Our audio and imaging technologies are also widely available through many forms of distribution, including broadcast TV, streaming, and optical disc playback.
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
We have also enabled a broader range of content, such as music, gaming, live sports, and user-generated content. In music, in fiscal 2022, Dolby Atmos music became available on Tencent Music’s QQ Music streaming service in China and on Melon, a streaming service in South Korea. In gaming, in fiscal 2022, Xbox's Halo Infinite was released in both Dolby Vision and Dolby Atmos, and popular mobile game PUBG Mobile was made available to play in Dolby Atmos in some markets. In addition, Moong Labs announced the launch of its popular mobile game "Epic Cricket – Big League" in Dolby Atmos for Android smartphone. In live sports, the 2022 UEFA Champions League was broadcast in Dolby Vision and Dolby Atmos in some markets, and the 2023 UEFA Champions League will again be broadcast in Dolby Vision and Dolby Atmos. In addition, during fiscal 2022, the French Open and the German Supercup final match was broadcast in Dolby Atmos.
We have worked with industry leaders to enhance these forms of content through the use of our technologies, creating additional value for the adoption of Dolby within devices such as mobile, PC, gaming consoles, and automotive.
The following are highlights from our fiscal 2022 and key challenges related to audio and imaging licensing, by market.

Broadcast
Highlights: We have an established global presence with respect to our DD+ and HE-AAC audio technologies in broadcast services and devices. We have expanded our offerings in the broadcast market through technologies such as Dolby Atmos and AC-4, Dolby Vision, as well as AVC and HEVC imaging technologies which we license through patent pools.
We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. Many such partners have continued to expand their support of the combined Dolby Vision and Dolby Atmos experience. For example, in fiscal 2022, LG launched new TVs that support Dolby Vision, Dolby Vision IQ, and Dolby Atmos, and Samsung launched new TVs that support Dolby Atmos. Also in fiscal 2022, Hisense launched their ULED TVs that support Dolby Vision IQ and Dolby Atmos, and launched their laser TV projector that supports Dolby Vision and Dolby Atmos, while TCL launched new TVs with Dolby Vision, Dolby Vision IQ, and Dolby Atmos. We are also seeing more STB providers adopting Dolby Vision in their devices.
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
The breadth of mobile devices supporting Dolby technologies continues to increase globally. In fiscal 2022, Xiaomi launched or announced a number of new smartphones supporting Dolby Vision and Dolby Atmos, including the new 12S series, the first Android phone capable of recording video in Dolby Vision. Additionally, in fiscal 2022, OnePlus launched new Ace Pro smartphones that support Dolby Atmos. For tablets, in fiscal 2022, ASUS released a new tablet that supports Dolby Vision and Dolby Atmos, and Vivo launched the Vivo Pad, which is the first Vivo product with Dolby Vision and Dolby Atmos.
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
Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as AVRs, soundbars, wireless and smart speakers, DMAs, and Blu-Ray players, through the inclusion of our DD+ technology, and increasingly through the inclusion of Dolby Atmos and Dolby Vision. AAC and HE-AAC technologies also have broad adoption through our patent licensing programs. We continue to focus on expanding the availability of Dolby technologies to new devices. In fiscal 2022, Samsung, Hisense, Prism+, and Bose all launched new soundbar models that support Dolby Atmos.
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
Personal Computers
Highlights: DD+ continues to enhance audio playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of PCs from partners such as Apple, Lenovo, Dell, Samsung, and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming. In addition, in fiscal 2022, Dell and ASUS released their latest laptop models that now support Dolby Vision and Dolby Atmos.
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
Other Markets
Highlights: DD+ is incorporated in the Xbox and PlayStation gaming consoles that support gaming content and streaming for movie and television content. The Xbox Series X and Series S gaming consoles support Dolby Vision and Dolby Atmos for streaming and gaming content. Additionally, our technologies continue to be incorporated into the latest headphones by various OEMs. In fiscal 2022, Cosmic Byte, Alienware, and Zebronics launched headsets that support Dolby Atmos.
We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system, and more recently through the adoption of Dolby Atmos Music. In fiscal 2022, Mercedes-Benz announced they would be adopting Dolby Atmos in their Mercedes-Maybach models, the EQS and EQS SUV, as well as the EQE and the S-Class with support for Dolby Atmos Music provided by Apple Music. Also in fiscal 2022, Chinese electric car manufacturers NIO, Li Auto, and XPENG launched multiple car models that support Dolby Atmos. Recently, Polestar and Lotus announced that their latest models will be the first of their car models to support Dolby Atmos.
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
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with over 280 open Dolby Cinema sites located in the U.S. and internationally, subject to capacity restrictions per local regulations. The breadth of motion pictures for Dolby Cinema continues to grow with over 400 theatrical titles in Dolby Vision and Dolby Atmos having been announced or released from all of the major studios as of the end of fiscal 2022.
Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success, and our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering is tied to global box office performance generally. COVID-19 has had a significant effect on theatrical exhibition, which could impact the financial viability of our key partners. The response to COVID-19 including the closure of cinemas in China and government-imposed restrictions has had a negative impact on our cinema-related revenue and consumer demand, although consumer demand for the cinema has improved recently. It is uncertain whether consumer demand for the cinema will return to previous levels.
PRODUCTS AND SERVICES
A majority of our products and services revenue is derived from the sale of audio and imaging products for the cinema, television, broadcast, communication, and entertainment industries. Revenue from our developer platform, Dolby.io, is also included in products and services.
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of fiscal 2022, there are over 7,000 Dolby Atmos screens installed or committed and over 2,200 Dolby Atmos theatrical titles have been announced or released.
We also offer a variety of other cinema products, such as the Dolby Multichannel Amplifier and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than other commercially available options.
Key Challenges: Demand for our cinema products is dependent upon our partners and their success in the market, industry and economic cycles, box office performance, and our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in international markets, such as China, which are subject to economic risks as well as geopolitical risks. Additionally, weakness in general economic conditions due to inflation, recession, pandemic or other worsening economic conditions could have a negative impact on our cinema-related revenue due to reduced consumer discretionary spending. We may also be faced with pricing pressures or competing technologies, which would affect our revenue. We have also experienced supply chain shortages and increased shipping costs that have created challenges to maintain the sufficient supply of cinema products to meet the demand in the market.
Additionally, the effects of COVID-19 such as the closure of cinemas and public health mandates have had a negative impact on Dolby Cinema attendance. As demand continues to recover, supply chain constraints may impact our ability to provide cinema products and services to our customers. COVID-19 has also negatively impacted the financial health of our cinema customers and partners. We continue to closely monitor the ongoing impact of these conditions.
Developer Platform Services
Highlights: We are focused on bringing our expertise in media and communications to a broader range of content and digital experiences. For example, we are increasing our engagement with new customers across different industries through our developer platform, Dolby.io, that enables developers to access our technologies through APIs. The current offerings include audio and video APIs for building high-quality communications, media, and streaming solutions. Following the initial launch of Dolby.io in fiscal 2020, we have seen an expansion of the use cases for the platform. Examples include virtual live performances, online and hybrid events, social audio, premium education, gaming, sports, and content creation and production. Dolby.io provides tools to help developers create immersive experiences through apps and services with high quality audio and video, spatialized sound, and deliver live-streamed content with low latency.
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
Revenue Recognition
We derive our revenue primarily from the licensing of our technologies and patents. In determining how revenue should be recognized, a five-step process is used, which requires judgment and estimates within the revenue recognition process. Generally, revenue is recognized upon transfer of control of promised products, services or IP rights to customers in an amount that reflects the consideration that we expect to receive in exchange for those products, services or licensing of the IP rights. The primary judgments include estimating sales-based revenue in advance of receiving statements from our licensees, estimating variable consideration, identifying the performance obligations in the contract, and determining whether the performance obligations are distinct, and allocating consideration accordingly.
Most of our licensing arrangements are structured as sales-based whereby we are paid a unit-based royalty. The unit-based sales data that triggers the royalty obligation is generally reported to us in the quarter after triggering the royalty obligation. We apply the royalty exception to these arrangements, which requires that we recognize sales-based royalties at the later of when the sales occur based on our estimates or the completion of our performance obligations. Our estimates of royalty-based revenue take into consideration the macroeconomic effect of global events, such as inflation, COVID-19, or other economic conditions, which may impact supply chain activities as well as demand for shipments. These estimates also involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments for which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we previously estimated, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales.
We also enter into fixed and guaranteed licensing fees arrangements, which require the licensee to pay a fixed, non-refundable fee. In these cases, control is transferred and the transaction price - the amount we expect to be entitled to in exchange for the license right - is recognized upon the later of contract execution or the effective date. Transaction price is determined at contract execution and, to the extent variable consideration applies, is updated each subsequent reporting period until the completion of the contract. We evaluate whether other distinct performance obligations exist, such as PCS, and determine the stand-alone selling price based on the actual selling prices made to customers. If the performance obligation is not sold separately, we estimate the stand-alone selling price. We do so by considering market conditions such as competitor pricing strategies, customer specific information and industry technology lifecycles, internal conditions such as cost and pricing practices, or applying the residual approach method when the selling price of the good, most commonly a license, is highly variable or uncertain. In addition, we evaluate whether a significant financing component exists when we recognize revenue in advance of customer payments that occur over time and extend beyond one year. In general, if the payment arrangements extend beyond the first year of the contract, we treat a portion of the payments as a financing component. The discount rate used for each arrangement reflects the rate that would be used in a separate financing transaction between us and the licensee at contract inception and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. If we assess the financing component to be significant to the contract, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. The portion related to the financing component is recorded as interest income, and is not material to our consolidated financial statements.
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
RESULTS OF OPERATIONS
For each line item included on our consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the consolidated financial statements for the years ended September 30, 2022 and September 24, 2021. For the discussion and analysis highlighting comparisons of material changes in the consolidated financial statements for the years ended September 24, 2021 and September 25, 2020, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended September 24, 2021, which is incorporated herein by reference. Note that adjustments related to previously under-reported sales-based royalties as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Year Ended		Change
Licensing	September 30, 2022	September 24, 2021	$	%
Revenue	$1,164,533	$1,214,147	$(49,614)	(4)%
Percentage of total revenue	93%	95%
Cost of licensing	61,597	55,421	6,176	11%
Gross margin	1,102,936	1,158,726	(55,790)	(5)%
Gross margin percentage	95%	95%

	Fiscal Year Ended
Licensing Revenue By Market	September 30, 2022		September 24, 2021
Broadcast	$433,992	37%	$475,648	39%
Mobile	238,735	21%	261,232	22%
CE	186,285	16%	181,944	15%
PC	151,079	13%	141,919	12%
Other	154,442	13%	153,404	12%
Total licensing revenue	$1,164,533	100%	$1,214,147	100%

Factor	Licensing Revenue		Gross Margin
Broadcast	â	Lower foundational audio revenue due to lower TV unit shipments globally and lower recoveries, partially offset by higher adoption of Dolby Vision and Dolby Atmos technologies in TVs and STBs	ßà	No significant fluctuations
Mobile	â	Lower revenue due to timing, including recoveries, partially offset by higher adoption of Dolby Vision and Dolby Atmos technologies and new licensees in our imaging patent programs
PC	á	Higher adoption of Dolby Vision and Dolby Atmos technologies and new licensees in our imaging patent programs, and higher recoveries, partially offset by lower unit shipments
CE	á	Higher adoption of Dolby Atmos and Dolby Vision across devices, partially offset by lower unit shipments
Other	ßà	Higher Dolby Cinema revenue due to more screens being open and strong box office performance in fiscal 2022, partially offset by lower gaming and automotive revenue
Products and Services
Products revenue is generated from the sale of audio and imaging hardware and software products for the cinema, television, broadcast and entertainment industries. Also included in products revenue are amounts relating to certain Dolby Cinema arrangements that are considered sales-type leases that involve fixed or minimum fees. Cost of products includes materials, labor, manufacturing overhead, amortization of certain intangible assets, and certain third party royalty obligations.
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

	Fiscal Year Ended		Change
Products and Services	September 30, 2022	September 24, 2021	$	%
Revenue	$89,260	$67,109	$22,151	33%
Percentage of total revenue	7%	5%
Cost of products and services	79,763	74,604	5,159	7%
Gross margin	9,497	(7,495)	16,992	(227)%
Gross margin percentage	11%	(11)%

Factor	Products and Services Revenue		Gross Margin
Products	á	Increased demand for cinema equipment as the exhibitor market continues to recover following COVID-19-related shutdowns	á	Higher gross margin primarily due to higher products revenue
Services	á	Higher services revenue primarily due to revenue from our cloud initiatives such as Dolby.io, cinema production services, partially offset by lower Dolby Voice hardware services	â	Lower gross margin due to increased warranty expense on Dolby Cinema equipment, higher contractor expenses, and higher computer equipment and web hosting fees for our cloud initiatives, offset by higher revenue

Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, contractor and contract labor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Year Ended		Change
	September 30, 2022	September 24, 2021	$	%
Research and development	$261,174	$253,640	$7,534	3%
Percentage of total revenue	21%	20%

Category	Key Drivers
Compensation & Benefits	â	Lower costs of $10.5 million due to our annual bonus program, partially offset by higher salaries expense due to the extra week in the current fiscal year
Stock-based Compensation	á	Higher costs of $7.0 million due to increased fair value of RSUs
Systems, Telecommunications and Computer Equipment	á	Higher costs of $4.1 million primarily due to higher cloud hosting costs
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

	Fiscal Year Ended		Change
	September 30, 2022	September 24, 2021	$	%
Sales and marketing	$358,716	$332,671	$26,045	8%
Percentage of total revenue	29%	26%

Category	Key Drivers
Legal, Professional, & Consulting	á	Higher costs of $13.1 million primarily due to legal support for patents and licensee audits, and higher consulting expense for the increased development of digital marketing programs
Stock-based Compensation	á	Higher costs of $6.0 million primarily due to increased fair value of RSUs, offset by lower costs of $1.4 million due to fewer outstanding unearned options
Travel	á	Higher costs of $4.5 million for increased company travel as a result of fewer COVID-19 travel restrictions
Compensation & Benefits	â	Lower costs of $7.6 million primarily due to our annual bonus program, partially offset by higher costs of $7.1 million for higher salaries expense primarily due to increased headcount and the extra week in the current fiscal year
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external consulting and contract labor.

	Fiscal Year Ended		Change
	September 30, 2022	September 24, 2021	$	%
General and administrative	$275,315	$224,161	$51,154	23%
Percentage of total revenue	22%	17%

On August 7, 2019, Intertrust Technologies ("Intertrust") filed complaints against each of our customers AMC Entertainment Holdings, Inc., Cinemark Holdings, Inc., and Regal Entertainment Group in the U.S. District Court for the Eastern District of Texas, alleging that the use of systems including certain cinema products, which were supplied under commercial agreements that we acquired as a part of an acquisition in 2014, infringed various Intertrust patents, and seeking damages based on the revenues of the defendants. We recorded $34.4 million in fiscal 2022 within G&A expenses, reflecting a settlement payment and an immaterial accrual. We believe that these amounts fully resolve all claims relating to Intertrust’s patent assertions.

Category	Key Drivers
Other Miscellaneous Expenses	á	Higher costs of $34.4 million related to the resolution of the legal matter discussed above
Credit Loss Expense	á	Higher credit loss expense of $8.4 million primarily due to aging license receivable balances
Compensation & Benefits	â	Lower costs of $6.3 million primarily due to our annual bonus program, partially offset by higher costs of $5.9 million for higher salaries expense primarily due to increased headcount and the extra week in the current fiscal year
Gain on Sale of Assets

	Fiscal Year Ended		Change
	September 30, 2022	September 24, 2021	$	%
Gain on sale of assets	$—	$(13,871)	$13,871	100%
Percentage of total revenue	—%	(1)%
In fiscal 2021, we finalized the sale of a property, which included land and a building, resulting in a gain of $13.9 million, which was recorded to gain on sale of assets on the consolidated statements of operations. Refer to "Net (Income)/Loss Attributable to Controlling Interest" section below for more information.
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

	Fiscal Year Ended		Change
	September 30, 2022	September 24, 2021	$	%
Restructuring charges	$10,623	$10,240	$383	4%
Percentage of total revenue	1%	1%
Restructuring charges was flat due to the restructuring events in fiscal 2022 and the restructuring events in fiscal 2021, to align resources with a revised business strategy and outlook, and to support our higher priority focus areas. For additional information on our Restructuring programs, see Note 13 "Restructuring" to our consolidated financial statements.
Other Income/Expense
Other income/expense primarily consists of interest income earned on cash and investments and the net gains or losses from foreign currency transactions, derivative instruments, our proportionate share of net income or losses from our equity method investment, and sales of marketable securities from our investment portfolio.

	Fiscal Year Ended		Change
Other income/(expense)	September 30, 2022	September 24, 2021	$	%
Interest income	$6,568	$3,493	$3,075	88%
Interest expense	(394)	(479)	85	(18)%
Other income, net	2,500	7,108	(4,608)	(65)%
Total	$8,674	$10,122	$(1,448)	(14)%

Category	Key Drivers
Interest Income	á	Higher yields on current year investment balances due to increased interest rates
Other Income	â	Lower income primarily due to lower yields on our SERP balances in the current year
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

	Fiscal Year Ended
	September 30, 2022	September 24, 2021
Provision for income taxes	$(31,381)	$(36,689)
Effective tax rate	15%	10%

Factor	Impact On Effective Tax Rate
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards.
Foreign Operations	á	Lower benefit from earned income in lower tax jurisdictions.
Research and Development	â	Higher benefit from R&D tax credits.
Net (Income)/Loss Attributable to Controlling Interest

	Fiscal Year Ended		Change
	September 30, 2022	September 24, 2021	$	%
Net (income)/loss attributable to controlling interest	$189	$(7,596)	$7,785	(102)%
Percentage of total revenue	—%	(1)%
In fiscal 2021, we finalized the sale of a property, which included land and building, and as a result, we recognized a gain of $13.9 million to gain on sale of assets on the consolidated statements of operations. The property was 51% owned by the controlling interest, and therefore 51% of the gain on sale of assets has been attributed to the controlling interest.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of September 30, 2022, we had cash and cash equivalents of $620.1 million, which mainly consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $291.7 million, which consisted primarily of corporate bonds, government bonds, municipal debt securities, certificates of deposit, commercial paper, and U.S. agency securities.
The following table presents selected financial information as of September 30, 2022 and September 24, 2021 (in thousands):

	September 30, 2022	September 24, 2021
Cash and cash equivalents	$620,127	$1,225,380
Short-term investments	189,213	38,839
Long-term investments	102,514	62,819
Accounts receivable, net	243,593	232,609
Accounts payable and accrued liabilities	244,408	280,507
Working capital	1,033,376	1,444,781

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
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $2.6 billion of stock repurchases under the program.
The Inflation Reduction Act and CHIPS and Science Act were signed into law in August 2022. The Inflation
Reduction Act introduced a one percent non-deductible excise tax on certain public company stock buybacks made after December 31, 2022. We are currently analyzing the impact of the excise tax on our future operations.
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
Operating Activities

	Fiscal Year Ended
	September 30, 2022	September 24, 2021
Net cash provided by operating activities	$318,576	$447,753
Net cash provided by operating activities decreased $129.2 million in fiscal 2022 compared to fiscal 2021, primarily due to the following:

Factor	Impact On Cash Flows
Net Income	â	Lower revenue, higher costs associated with the resolution of a legal matter discussed in Note 15 to the consolidated financial statements, and higher S&M expenses
Working Capital	â	Decrease due to lower accounts payable and accrued liabilities and higher inventories, partially offset by lower accounts receivable and contract assets
Investing Activities

	Fiscal Year Ended
	September 30, 2022	September 24, 2021
Net cash used in investing activities	$(295,935)	$(44,905)

Net cash used in investing activities was $251.0 million higher in fiscal 2022 compared to fiscal 2021, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Investments	â	Higher outflows for the purchase of marketable investment securities, and other investments
Proceeds from Investments	á	Higher inflows from the sale and maturity of marketable investment securities
Business Combinations	â	Higher outflows for the acquisition of Millicast, Inc. ("Millicast") completed in fiscal 2022
Sale of Assets	â	Lower inflows for the sale of property in the prior year that was 51% owned by the controlling interest
Financing Activities

	Fiscal Year Ended
	September 30, 2022	September 24, 2021
Net cash used in financing activities	$(610,558)	$(252,515)
Net cash used in financing activities was $358.0 million higher in fiscal 2022 compared to fiscal 2021, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	â	Higher outflows from increases in common stock repurchases
Common Stock Issuance	â	Lower inflows from employee stock option exercises
Dividend Payments	â	Higher outflows for the payment of our quarterly cash dividend to common stockholders primarily as a result of a $0.03 per share increase compared to the prior fiscal year
Distribution to Controlling Interest	á	Lower outflows for distributions to controlling interest due to the sale of property that was 51% owned by the controlling interest in fiscal 2021, that did not recur in fiscal 2022
Contractual Obligations and Commitments
The following table presents a summary of our contractual obligations and commitments as of September 30, 2022 (in thousands):

	Payments Due By Fiscal Period
	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Naming rights	$12,474	$25,920	$22,006	$44,316	$104,716
Operating leases, including imputed interest	15,995	21,626	10,595	12,240	60,456
Purchase obligations	28,228	9,695	252	—	38,175
Donation commitments	1,797	232	202	417	2,648
Total	$58,494	$57,473	$33,055	$56,973	$205,995
Naming Rights.    We are party to agreements for naming rights of certain facilities, most significantly for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of the agreement is 20 years, over which we will make payments on a semi-annual basis until fiscal 2032. For additional details regarding our naming rights commitments, see Note 14 "Commitments and Contingencies" to our consolidated financial statements.
Operating Leases.    Operating lease payments represent our commitments for future minimum rent made under non-cancelable leases for office space, including those payable to our principal stockholder and portions attributable to the controlling interests in our wholly owned subsidiaries. For additional details regarding our leases, see Note 7 "Leases" to our consolidated financial statements.
Purchase Obligations.    Purchase obligations primarily consist of our non-cancelable commitments made under agreements to purchase goods and services related to Dolby Cinema and for purposes that include information technology and telecommunications, marketing and professional services, and manufacturing and other R&D activities.
Donation Commitments.    Our donation commitments relate to non-cancelable obligations that consist of maintenance services and installation of imaging and audio products in exchange for various marketing, branding, and publicity benefits. For additional details regarding our donation commitments, see Note 14 "Commitments and Contingencies" to our consolidated financial statements.

Unrecognized Tax Benefits.    As of September 30, 2022, we had an accrued liability for unrecognized tax benefits without interest, penalties, and related deferred tax assets, totaling $69.7 million. We are unable to estimate when any cash settlement with a taxing authority might occur and, therefore, have not reflected these anticipated future outflows in the table above.
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
In fiscal 2022, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business, and we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of September 30, 2022, we had cash and cash equivalents of $620.1 million, which consisted of cash and highly liquid money market funds and U.S. agency securities. In addition, we had both short and long-term investments of $291.7 million, which consisted primarily of corporate bonds, municipal debt securities, government bonds, commercial paper, U.S. agency securities, and certificates of deposit. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. As of September 30, 2022, the weighted-average credit quality of our investment portfolio was AA+, with a weighted-average maturity of approximately ten months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of September 30, 2022, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $2.3 million and $1.1 million, respectively.
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
We also enter into forward currency contracts exclusively designated as cash flow hedges, which have a maturity of thirteen months or less, to reduce the impact of currency volatility on U.S. dollar operating expenses. The gains and losses from the effective portions of cash flow hedges are recorded at fair value as a component of AOCI, until the hedged item is subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings, with the corresponding hedged item. Amounts reclassified are recorded to the same line item in the consolidated statements of operations as the impact of the hedge transaction, concurrently with the hedged costs.
The pre-tax loss attributed to the effective portion of cash flow hedges recognized in AOCI was $2.6 million in fiscal 2022. The pre-tax loss attributed to the effective portion of cash flow hedges recognized in AOCI was $12.7 million in fiscal 2021.
The pre-tax effective portion of the loss reclassified to the consolidated statements of operations was $2.1 million in fiscal 2022, and the pre-tax effective portion of the gain reclassified to the consolidated statements of operations was $9.0 million in fiscal 2021.
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
As of September 30, 2022, the outstanding derivative instruments had maturities of equal to or less than 12 months. As of September 30, 2022 and September 24, 2021, the total notional amounts of outstanding contracts were $130.8 million and $51.0 million, respectively.
For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 30, 2022. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $7.1 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $7.1 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dolby Laboratories, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries (the Company) as of September 30, 2022 and September 24, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2022 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and September 24, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of revenue estimate related to sales-based licensing arrangements
As discussed in Note 3 to the consolidated financial statements, revenue is derived principally from the licensing of technologies and patents to various types of licensees. The Company recognized total licensing revenue of $1.2 billion for the year ended September 30, 2022. The Company estimates and records sales-based licensing revenue from its licensees’ shipments in the same period in which those shipments occur. After receiving the royalty statements from the licensees, which is generally in the quarter after those shipments have occurred, the Company will record an adjustment based on the difference between the estimated and actual sales-based licensing revenue.
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

San Francisco, California
November 17, 2022

DOLBY LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	September 24, 2021
ASSETS
Current assets:
Cash and cash equivalents	$620,127	$1,225,380
Restricted cash	8,244	7,652
Short-term investments	189,213	38,839
Accounts receivable, net of allowance for credit losses of $11,834 and $8,744	243,593	232,609
Contract assets, net of allowance for credit losses of $125 and $208	176,093	182,316
Inventories, net	23,549	10,965
Prepaid expenses and other current assets	50,075	62,737
Total current assets	1,310,894	1,760,498
Long-term investments	102,514	62,819
Property, plant, and equipment, net	513,481	534,381
Operating lease right-of-use assets	46,530	67,128
Intangible assets, net	112,265	122,890
Goodwill	365,147	340,694
Deferred taxes	183,568	156,020
Other non-current assets	55,149	61,257
Total assets	$2,689,548	$3,105,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,171	$17,779
Accrued liabilities	230,237	262,728
Income taxes payable	1,265	1,334
Contract liabilities	18,588	18,473
Operating lease liabilities	13,257	15,403
Total current liabilities	277,518	315,717
Non-current contract liabilities	23,203	23,713
Non-current operating lease liabilities	37,685	56,715
Other non-current liabilities	100,122	105,310
Total liabilities	438,528	501,455

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 59,798,862 shares issued and outstanding at September 30, 2022 and 64,986,316 at September 24, 2021	53	59
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,085,779 shares issued and outstanding at September 30, 2022 and 36,086,779 at September 24, 2021	41	41
Retained earnings	2,297,730	2,607,909
Accumulated other comprehensive loss	(51,641)	(10,030)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,246,183	2,597,979
Controlling interest	4,837	6,253
Total stockholders’ equity	2,251,020	2,604,232
Total liabilities and stockholders’ equity	$2,689,548	$3,105,687
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Revenue:
Licensing	$1,164,533	$1,214,147	$1,078,577
Products and services	89,260	67,109	83,215
Total revenue	1,253,793	1,281,256	1,161,792

Cost of revenue:
Cost of licensing	61,597	55,421	50,822
Cost of products and services	79,763	74,604	95,676
Total cost of revenue	141,360	130,025	146,498

Gross margin	1,112,433	1,151,231	1,015,294

Operating expenses:
Research and development	261,174	253,640	239,045
Sales and marketing	358,716	332,671	335,933
General and administrative	275,315	224,161	219,753
Gain on sale of assets	—	(13,871)	—
Restructuring charges	10,623	10,240	1,821
Total operating expenses	905,828	806,841	796,552

Operating income	206,605	344,390	218,742

Other income/(expense):
Interest income	6,568	3,493	12,725
Interest expense	(394)	(479)	(186)
Other income, net	2,500	7,108	8,434
Total other income	8,674	10,122	20,973

Income before income taxes	215,279	354,512	239,715
Provision for income taxes	(31,381)	(36,689)	(8,096)
Net income including controlling interest	183,898	317,823	231,619
Less: net (income)/loss attributable to controlling interest	189	(7,596)	(256)
Net income attributable to Dolby Laboratories, Inc.	$184,087	$310,227	$231,363

Net income per share:
Basic	$1.84	$3.07	$2.30
Diluted	$1.81	$2.97	$2.25
Weighted-average shares outstanding:
Basic	99,990	101,190	100,564
Diluted	101,983	104,622	102,944

Related party rent expense:
Included in operating expenses	$—	$(392)	$126
Included in net income attributable to controlling interest	$284	$381	$455

Cash dividend declared per common share	$1.02	$0.91	$0.88
Cash dividend paid per common share	$1.00	$0.88	$0.88
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Net income including controlling interest	$183,898	$317,823	$231,619
Other comprehensive income:
Currency translation adjustments gains/(losses), net of tax benefit/(expense) of ($245), ($501), and $22	(31,586)	5,510	7,552
Unrealized losses on investments, net of tax benefit/(expense) of $50, $108, and ($926)	(6,206)	(598)	(1,380)
Unrealized gains/(losses) on cash flow hedges, net of tax benefit/(expense) of $324, ($419), and ($407)	(4,361)	(4,091)	3,969
Total other comprehensive income/(loss), net of tax	(42,153)	821	10,141

Total comprehensive income	141,745	318,644	241,760
Less: comprehensive (income)/loss attributable to controlling interest	731	(7,853)	(366)
Comprehensive income attributable to Dolby Laboratories, Inc.	$142,476	$310,791	$241,394
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Dolby Laboratories, Inc.
	Class A		Class B		APIC	Retained Earnings	AOCI	Total Stockholders’ Equity	Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at September 27, 2019	63,911	$58	36,230	$41	$—	$2,327,877	$(20,625)	$2,307,351	$5,679	$2,313,030
Net income	—	—	—	—	—	231,363	—	231,363	256	231,619
Other comprehensive income, net of tax	—	—	—	—	—	—	10,031	10,031	110	10,141
Distributions to controlling interest	—	—	—	—	—	—	—	—	(283)	(283)
Stock-based compensation expense	—	—	—	—	86,628	—	—	86,628	—	86,628
Repurchase of common stock	(2,564)	(3)	—	—	(146,218)	(27,521)	—	(173,742)	—	(173,742)
Cash dividends declared and paid on common stock	—	—	—	—	—	(88,581)	—	(88,581)	—	(88,581)
Common stock issued under employee stock plans	3,063	3	—	—	82,655	—	—	82,658	—	82,658
Tax withholdings on vesting of restricted stock	(343)	—	—	—	(23,065)	—	—	(23,065)	—	(23,065)
Common stock transfers - Class B to Class A	101	—	(101)	—	—	—	—	—	—	—
Balance at September 25, 2020	64,168	58	36,129	41	—	2,443,138	(10,594)	2,432,643	5,762	2,438,405
Net income	—	—	—	—	—	310,227	—	310,227	7,596	317,823
Other comprehensive income, net of tax	—	—	—	—	—	—	564	564	257	821
Distributions to controlling interest	—	—	—	—	—	—	—	—	(7,362)	(7,362)
Stock-based compensation expense	—	—	—	—	99,698	—	—	99,698	—	99,698
Repurchase of common stock	(2,584)	(3)	—	—	(189,577)	(56,284)	—	(245,864)	—	(245,864)
Cash dividends declared and paid on common stock	—	—	—	—	—	(89,172)	—	(89,172)	—	(89,172)
Common stock issued under employee stock plans	3,714	4	—	—	122,084	—	—	122,088	—	122,088
Tax withholdings on vesting of restricted stock	(354)	—	—	—	(32,205)	—	—	(32,205)	—	(32,205)
Common stock transfers - Class B to Class A	42	—	(42)	—	—	—	—	—	—	—
Balance at September 24, 2021	64,986	59	36,087	41	—	2,607,909	(10,030)	2,597,979	6,253	2,604,232
Net income	—	—	—	—	—	184,087	—	184,087	(189)	183,898
Other comprehensive loss, net of tax	—	—	—	—	—	—	(41,611)	(41,611)	(542)	(42,153)
Distributions to controlling interest	—	—	—	—	—	—	—	—	(1,435)	(1,435)
Stock-based compensation expense	—	—	—	—	114,925	—	—	114,925	—	114,925
Capitalized stock-based compensation expense	—	—	—	—	746	—	—	746	—	746
Repurchase of common stock	(7,003)	(7)	—	—	(137,100)	(393,379)	—	(530,486)	—	(530,486)
Cash dividends declared and paid on common stock	—	—	—	—	—	(100,067)	—	(100,067)	—	(100,067)
Common stock issued under employee stock plans	2,224	2	—	—	57,846	—	—	57,848	—	57,848
Tax withholdings on vesting of restricted stock	(409)	(1)	—	—	(36,417)	—	—	(36,418)	—	(36,418)
Common stock transfers - Class B to Class A	1	—	(1)	—	—	—	—	—	—	—
Deconsolidation of subsidiary	—	—	—	—	—	(820)	—	(820)	750	(70)
Balance at September 24, 2021	59,799	$53	36,086	$41	$—	$2,297,730	$(51,641)	$2,246,183	$4,837	$2,251,020
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Operating activities:
Net income including controlling interest	$183,898	$317,823	$231,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,461	95,860	90,878
Stock-based compensation	114,925	99,698	86,628
Amortization of operating lease right-of-use assets	15,148	16,897	21,006
Amortization of premium on investments	1,440	1,373	800
Provision for/(benefit from) credit losses	5,460	(2,889)	7,689
Deferred income taxes	(29,465)	(37,048)	(5,274)
Gain on sale of assets	—	(13,871)	—
Other non-cash items affecting net income	(5,037)	(5,452)	10,920
Changes in operating assets and liabilities:
Accounts receivable, net	(14,314)	(49,034)	1,251
Contract assets, net	6,300	(21,154)	34,297
Inventories	(11,759)	17,154	(11,784)
Operating lease right-of-use assets	266	(5,199)	(34,522)
Prepaid expenses and other assets	8,760	17,165	(5,680)
Accounts payable and accrued liabilities	(33,542)	44,230	(43,545)
Income taxes, net	8,446	(2,975)	(50,586)
Contract liabilities	(413)	2,361	(4,621)
Operating lease liabilities	(15,399)	(11,369)	15,618
Other non-current liabilities	(4,599)	(15,817)	(845)
Net cash provided by operating activities	318,576	447,753	343,849

Investing activities:
Purchases of marketable securities	(311,313)	(67,101)	(287,777)
Proceeds from sales of marketable securities	9,459	10,892	244,517
Proceeds from maturities of marketable securities	108,546	53,893	246,621
Purchases of property, plant, and equipment	(47,928)	(54,454)	(66,347)
Proceeds from sale of assets	—	16,365	—
Payments for business combinations, net of cash acquired	(38,171)	(4,500)	—
Purchases of intangible assets	(11,528)	—	(2,640)
Purchases of other investments	(5,000)	—	—
Net cash provided by/(used in) investing activities	(295,935)	(44,905)	134,374

Financing activities:
Proceeds from issuance of common stock	57,848	122,088	82,658
Repurchase of common stock	(530,486)	(245,864)	(173,742)
Payment of cash dividend	(100,067)	(89,172)	(88,581)
Distribution to controlling interest	(1,435)	(7,362)	(283)
Shares repurchased for tax withholdings on vesting of restricted stock	(36,418)	(32,205)	(23,065)
Payment related to prior purchases of intangible assets	—	—	(91)
Payment of deferred consideration for prior business combinations	—	—	(4,671)
Net cash used in financing activities	(610,558)	(252,515)	(207,775)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(16,744)	2,720	3,938
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(604,661)	153,053	274,386
Cash, cash equivalents, and restricted cash at beginning of period	1,233,032	1,079,979	805,593
Cash, cash equivalents, and restricted cash at end of period	$628,371	$1,233,032	$1,079,979

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$40,340	$70,737	$52,869

Non-cash investing and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$(1,481)	$2,772	$(3,417)
Purchase consideration payable for business combinations	$—	$500	$—
Purchase consideration payable for intangible assets	$—	$30	$260
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
Significant items subject to such estimates and assumptions include estimated shipments by our licensees for which we are owed a sales-based royalty. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Our estimates of royalty-based revenue also take into consideration the macroeconomic effect of global events that may impact our licensees' supply chain activities as well as demand for shipments.
Additional significant items subject to such estimates and assumptions include ESPs for performance obligations within revenue arrangements; allowance for credit losses for accounts receivable; carrying values of inventories and certain PP&E, goodwill and intangible assets; fair values of investments; accrued liabilities including unrecognized tax benefits, deferred income tax assets and liabilities, and contingent liabilities: and stock-based compensation. Actual results could differ from our estimates.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include the 53 week period ended September 30, 2022 (fiscal 2022), and the 52 week periods ended September 24, 2021 (fiscal 2021) and September 25, 2020 (fiscal 2020). Our fiscal year ending September 29, 2023 (fiscal 2023) will consist of 52 weeks.

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
In fiscal 2022, revenue from one individual customer accounted for 10% of our total revenue. For fiscal 2021 and 2020, we did not have any individual customers whose revenue exceeded 10% of our total revenue.
Cash and Cash Equivalents
We consider all short-term highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents primarily consist of funds held in general checking accounts, money market accounts, and U.S. agency securities.

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
Investments
All of our investments are classified as AFS, with the exception of our mutual fund investments held in our SERP, which are classified as trading securities, and our equity securities. Investments that have an original maturity of 91 days or more at the date of purchase and a current maturity of less than one year are classified as short-term investments, while investments with a current maturity of more than one year are classified as long-term investments. Our AFS securities and trading securities are recorded at fair value in our consolidated balance sheets. Unrealized gains and losses on our AFS securities are reported as a component of AOCI, while realized gains and losses and credit losses are reported as a component of net income. Upon sale, gains and losses are reclassified from AOCI into earnings, and are determined based on specific identification of securities sold.
We evaluate our investment portfolio for impairment by comparing the fair value with the cost basis for each of our investment securities. If the fair value of our AFS securities is less than amortized cost, such securities are considered impaired. If we have the intent to sell the debt security, or if it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is reported as an impairment loss in net income. Impaired AFS securities that we intend to hold are evaluated to determine whether we need to recognize an allowance for credit losses, limited to the difference between the fair value and amortized cost of the security.
Equity Securities
Equity securities for which we possess the ability to exercise significant influence, but not control, over operating and financing decisions are accounted for under the equity method. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount by our proportionate share of the investee's net earnings or losses. We record dividends or other equity distributions as reductions in the carrying value of the investment. Our share of the equity method investee's net income or loss is included in other income/(expense), net in the consolidated statements of operations, and was $5.0 million, $4.7 million, and $2.4 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. Our equity method investment is included within long-term investments in our consolidated balance sheets.
We also hold an investment in an equity security of a privately-held company without a readily determinable fair value. We elected to account for this investment using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. This equity security is included within long-term investments in our consolidated balance sheets.
Allowance for Credit Losses
We maintain a provision for estimated credit losses on receivables resulting from our customers' inability to make required payments. In determining the provision, we pool receivables with similar risk characteristics to evaluate the collectability of our receivables. Risk characteristics considered in creating these risk pools include assessing historical or expected loss patterns, credit ratings, current macroeconomic conditions that could impact collectability of cash flows, and structure of customer agreements. In cases where circumstances have changed such that specific customers no longer share similar risk characteristics, customers are excluded from their current pool and their risk profiles are evaluated separately. We recognize allowances for credit losses based on our actual historical loss information, the current business environment, and reasonable and supportable forecasts. Actual future losses from uncollectible accounts may differ from our estimates.
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
We may encounter scenarios where assets we acquire may deviate from the established standard useful life provided above. Such occurrences are evaluated on a case by case basis, and are assigned a useful life commensurate with the facts and circumstances associated with the specific PP&E being acquired. We capitalize certain costs incurred during the construction phase of a project or asset into construction-in-progress until the construction process is complete. Once the related asset is placed into service, we transfer its carrying value into the appropriate fixed asset category and begin depreciating the value over its useful life.
Equipment Provided Under Operating Leases.  In arrangements that we assess as operating leases, we recognize our equipment installed at third-party sites as a fixed asset and depreciate the asset on a straight-line basis.
Internal Use Software.  We capitalize qualifying internal-use software development costs, consisting primarily of external and internal labor, including stock based compensation, incurred during the application development stage. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Capitalized costs are included in PP&E, net of accumulated amortization in our consolidated balance sheets. Our capitalized internal use software costs are amortized on a straight-line basis over estimated useful lives of three years, unless another systematic and rational basis is more representative of the software’s useful life.
Goodwill, Intangible Assets, and Long-Lived Assets
We perform an assessment of goodwill for potential impairment annually during our third fiscal quarter or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For our annual goodwill test as of the fiscal quarter ended July 1, 2022, a qualitative assessment was performed and we concluded that it was more likely than not that its fair value was in excess of its carrying amount. Accordingly, no quantitative assessment was performed and no impairment was recorded. We did not incur any goodwill impairment losses in any of the periods presented.
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
Advertising and Promotional Costs
Advertising and promotional costs are charged to S&M expense as incurred. Our advertising and promotional costs were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Advertising and promotional costs	$51,422	$52,253	$61,125
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

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Foreign currency transaction losses	$(1,283)	$(749)	$(1,361)
Non-designated Hedges.  In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts exclusively to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income/(expense), net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 30, 2022 and September 24, 2021, the outstanding derivative instruments had maturities of equal to or less than 31 days and 38 days, respectively, and the total notional amounts of outstanding contracts were $56.6 million and $35.3 million, respectively. The fair values of these contracts are included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets.
Cash Flow Hedges. We also enter into forward currency contracts exclusively designated as cash flow hedges, which have a maturity of thirteen months or less, to reduce the impact of currency volatility on U.S. dollar operating expenses. As of September 30, 2022 and September 24, 2021, the outstanding derivative instruments had maturities of equal to or less than 12 months and 3 months, respectively, and the total notional amounts of outstanding contracts were $74.1 million and $15.7 million, respectively. The gains and losses from the effective portions of cash flow hedges are recorded at fair value as a component of AOCI, until the hedged item is subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings, with the corresponding hedged item. Amounts reclassified are recorded to the same line item in the consolidated statements of operations as the impact of the hedge transaction, concurrently with the hedged costs.
The pre-tax loss attributed to the effective portion of cash flow hedges recognized in AOCI was $2.6 million in fiscal 2022. The pre-tax loss attributed to the effective portion of cash flow hedges recognized in AOCI was $12.7 million in fiscal 2021. The pre-tax effective portion of the loss reclassified to the consolidated statements of operations was $2.1 million in fiscal 2022, and the pre-tax effective portion of the gain reclassified to the consolidated statements of operations was $9.0 million in fiscal 2021.
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
Repatriation of Undistributed Foreign Earnings.  The Tax Act provides an exemption from federal income taxes for distributions by foreign subsidiaries made after December 31, 2017 that were not subject to the Transition Tax. U.S. state income taxes and foreign withholding taxes on undistributed earnings of certain foreign subsidiaries, that are no longer considered to be indefinitely reinvested, are not material. We consider the earnings of certain other foreign subsidiaries to be indefinitely reinvested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs, and our specific plans for reinvestment of those subsidiary earnings.
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
Adopted Standards
Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies and eliminates certain exceptions to the general principles of ASC 740, Income Taxes. We adopted this standard in the first quarter of fiscal 2022, and it did not have a material impact on our consolidated financial statements.
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
Sales-based licensing fees.   In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the first quarter of fiscal 2022, we recorded an unfavorable adjustment of approximately $6 million, which was primarily related to shipments that occurred in our fourth quarter of fiscal 2021 (July through September) and largely based on actual royalty statements received from licensees. In the second quarter of fiscal 2022, we recorded an unfavorable adjustment of $3 million, and in the third and fourth quarter of fiscal 2022, we recorded a favorable adjustment of $3 million and $3 million, respectively, each primarily related to shipments that occurred in the preceding fiscal quarter, and largely based on actual royalty statements received from licensees.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. On September 30, 2022, we had $41.5 million of remaining performance obligations, 45% of which we expect to recognize as revenue in fiscal 2023, 18% in fiscal 2024, and the balance of 37% in fiscal years beyond 2024.
F. Disaggregation of revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Year Ended
Revenue	September 30, 2022		September 24, 2021		September 25, 2020
Licensing	$1,164,533	93%	$1,214,147	95%	$1,078,577	93%
Products and services	89,260	7%	67,109	5%	83,215	7%
Total revenue	$1,253,793	100%	$1,281,256	100%	$1,161,792	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Year Ended
Licensing Revenue By Market	September 30, 2022		September 24, 2021		September 25, 2020
Broadcast	$433,992	37%	$475,648	39%	$439,415	41%
Mobile	238,735	21%	261,232	22%	226,972	21%
CE	186,285	16%	181,944	15%	152,608	14%
PC	151,079	13%	141,919	12%	132,302	12%
Other	154,442	13%	153,404	12%	127,280	12%
Total licensing revenue	$1,164,533	100%	$1,214,147	100%	$1,078,577	100%
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

	Fiscal Year Ended
Revenue By Geographic Location	September 30, 2022		September 24, 2021		September 25, 2020
United States	$468,246	37%	$419,901	33%	$460,972	40%
International	785,547	63%	861,355	67%	700,820	60%
Total revenue	$1,253,793	100%	$1,281,256	100%	$1,161,792	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance, deferred revenue that is typically satisfied within one year, and deferred interest where we have significant financing. The non-current portion of contract liabilities is separately disclosed in our consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In fiscal 2022, we recognized $16.8 million from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	September 30, 2022	September 24, 2021	Change ($)	Change (%)
Accounts receivable, net	$243,593	$232,609	$10,984	5%
Contract assets, net	176,093	182,316	(6,223)	(3)%
Contract liabilities - current	18,588	18,473	115	1%
Contract liabilities - non-current	23,203	23,713	(510)	(2)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of September 30, 2022 and September 24, 2021 (in thousands).
Accounts Receivable and Contract Assets

	September 30, 2022	September 24, 2021
Trade accounts receivable	$162,531	$160,112
Accounts receivable from patent administration program licensees	92,896	81,241
Contract assets	176,218	182,524
Accounts receivable and contract assets, gross	431,645	423,877
Less: allowance for credit losses on accounts receivable and contract assets	(11,959)	(8,952)
Total accounts receivable and contract assets, net	$419,686	$414,925
Trade accounts receivable of $162.5 million includes unbilled accounts receivable balances of $106.9 million and $97.5 million as of September 30, 2022 and September 24, 2021, respectively, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to S&M and G&A	Additions/(Deductions)	Ending Balance
For fiscal year ended:
September 25, 2020	$9,775	$7,689	$(1,556)	$15,908
September 24, 2021	15,908	(2,889)	(4,067)	8,952
September 30, 2022	8,952	5,460	(7)	14,405
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of September 30, 2022 and as of September 24, 2021.
Inventories

	September 30, 2022	September 24, 2021
Raw materials	$10,026	$2,792
Work in process	4,955	3,461
Finished goods	8,568	4,712
Total inventories	$23,549	$10,965
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $2.8 million and $1.9 million of raw materials inventory within non-current assets as of

September 30, 2022 and September 24, 2021, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

	September 30, 2022	September 24, 2021
Prepaid expenses	$26,851	$29,964
Other current assets	23,224	32,773
Total prepaid expenses and other current assets	$50,075	$62,737
Accrued Liabilities

	September 30, 2022	September 24, 2021
Amounts payable to patent administration program partners	$63,106	$72,847
Accrued compensation and benefits	84,111	107,322
Accrued professional fees	13,057	11,737
Unpaid property, plant, and equipment additions	15,428	17,839
Accrued customer refunds	3,674	14,151
Accrued market development funds	7,206	7,777
Other accrued liabilities	43,655	31,055
Total accrued liabilities	$230,237	$262,728
Other Non-Current Liabilities

	September 30, 2022	September 24, 2021
Supplemental retirement plan obligations	$4,127	$4,877
Non-current tax liabilities (1)	83,758	85,063
Other liabilities	12,237	15,370
Total other non-current liabilities	$100,122	$105,310
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
Our investment in debt securities primarily consist of corporate bonds, government bonds, municipal debt securities, certificates of deposit, commercial paper, and U.S. agency securities. In addition, our cash and cash equivalents also consist of highly-liquid money market funds and U.S. agency securities. Consistent with our investment policy, none of our municipal debt investments are supported by letters of credit or standby purchase agreements. Our cash and investment portfolio consisted of the following (in thousands):

	September 30, 2022
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$474,813	$—	$—	$474,813	$474,813	$—	$—
Cash equivalents:
Money market funds	134,987	—	—	134,987	134,987	—	—
U.S. agency securities	10,328	—	(1)	10,327	—	10,327	—
Cash and cash equivalents	620,128	—	(1)	620,127	609,800	10,327	—

Short-term investments:
Certificate of deposit	23,033	8	(47)	22,994	—	22,994	—
U.S. agency securities	3,412	—	(21)	3,391	—	3,391	—
Government bonds	57,417	—	(705)	56,712	52,833	3,879	—
Commercial paper	8,786	1	(15)	8,772	—	8,772	—
Corporate bonds	72,730	—	(734)	71,996	—	71,996	—
Municipal debt securities	25,589	—	(241)	25,348	—	25,348	—
Short-term investments	190,967	9	(1,763)	189,213	52,833	136,380	—

Long-term investments:
U.S. agency securities	861	—	(39)	822	—	822	—
Government bonds	43,816	—	(2,222)	41,594	38,055	3,539	—
Corporate bonds	29,684	4	(1,349)	28,339	—	28,339	—
Municipal debt securities	21,483	—	(626)	20,857	—	20,857	—
Other investments (1)	10,902	—	—	10,902	—	—	—
Long-term investments	106,746	4	(4,236)	102,514	38,055	53,557	—

Total cash, cash equivalents, and investments	$917,841	$13	$(6,000)	$911,854	$700,688	$200,264	$—

Investments held in supplemental retirement plan:
Assets	$4,225	$—	$—	$4,225	$4,225	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,225	$—	$—	$4,225	$4,225	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Liabilities: Included in other accrued liabilities	$—	$—	$(4,882)	$(4,882)	$—	$(4,882)	$—
Liabilities: Included in other non-current liabilities	—	—	(420)	(420)	—	(420)	—
(1)Other investments as of September 30, 2022 is comprised of an equity method investment of $5.9 million and an equity security without a readily determinable fair value of $5.0 million.

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
(1)Other investments as of September 24, 2021 is comprised of one equity method investment.
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
The following table describes the valuation techniques and inputs applicable to each class of security held within our investment portfolio as of September 30, 2022:

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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for greater than twelve months as of September 30, 2022 and September 24, 2021 (in thousands):

	September 30, 2022				September 24, 2021
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$10,352	$(47)	$—	$—	$600	$—
U.S. agency securities	13,144	(5)	1,395	(55)	1,449	(2)
Government bonds	89,741	(2,593)	8,566	(332)	8,940	(16)
Commercial paper	5,770	(15)	—	—	—	—
Corporate bonds	81,044	(1,523)	18,306	(561)	22,964	(25)
Municipal debt securities	40,119	(712)	3,336	(156)	7,031	(9)
Total	$240,170	$(4,895)	$31,603	$(1,104)	$40,984	$(52)
As of September 24, 2021, there were no AFS securities that were in an unrealized loss position for twelve months or greater. Although we had certain securities that were in an unrealized loss position as of September 30, 2022 and September 24, 2021, we expect to recover the full carrying value of these securities.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of September 30, 2022 and September 24, 2021, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	September 30, 2022		September 24, 2021
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$336,291	$334,537	$273,884	$274,037
Due in 1 to 2 years	53,721	51,332	40,739	40,874
Due in 2 to 5 years	42,122	40,280	15,506	15,490
Total	$432,134	$426,149	$330,129	$330,401

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Depreciation expense was $59.5 million, $66.4 million, and $61.4 million in fiscal 2022, 2021, and 2020, respectively.
As of September 30, 2022 and September 24, 2021, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	September 30, 2022	September 24, 2021
Land	$41,774	$42,041
Buildings and building improvements	287,544	284,146
Leasehold improvements	86,793	88,549
Machinery and equipment	136,995	128,008
Computer equipment and software	232,108	258,981
Furniture and fixtures	33,797	33,565
Equipment provided under operating leases	229,177	214,109
Construction-in-progress	23,037	22,923
Property, plant, and equipment, gross	1,071,225	1,072,322
Less: accumulated depreciation	(557,744)	(537,941)
Property, plant, and equipment, net	$513,481	$534,381

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
The components of lease expense were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Lease cost
Operating lease cost	$17,260	$19,261	$23,570
Variable lease cost	1,560	755	1,175
Total lease cost	$18,820	$20,016	$24,745

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$16,957	$19,173	$22,043
Right-of-use assets obtained in exchange for operating lease obligations	1,737	5,225	34,198
Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	September 24, 2021
Operating Leases
Weighted-average remaining lease term	5.5 years	5.8 years
Weighted-average discount rate	3.2%	3.1%
The following tables presents the maturity analysis of lease liabilities (in thousands):

September 30, 2022
Operating Leases
Fiscal 2023	$15,995
Fiscal 2024	12,529
Fiscal 2025	9,097
Fiscal 2026	5,957
Fiscal 2027	4,638
Thereafter	12,240
Total undiscounted lease payments	60,456
Less: imputed interest	(9,514)
Total lease liabilities	$50,942

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

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Operating Lease Income
Variable operating lease income	$31.6	$9.5	$10.4
Fixed operating lease income	3.0	4.2	3.7
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $1.1 million and $0.8 million as of September 30, 2022 and September 24, 2021, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.
The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	September 30, 2022
	Operating Leases	Sales-Type Leases
Fiscal 2023	$767	$1,595
Fiscal 2024	787	795
Fiscal 2025	807	395
Fiscal 2026	732	395
Fiscal 2027	—	—
Thereafter	—	—
Total undiscounted cash flows	$3,093	3,180
Less: present value of lease payments (recognized as lease receivables)		(2,801)
Difference		$379

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 25, 2020	$336,945
Acquired goodwill	3,345
Translation adjustments	404
Balance at September 24, 2021	$340,694
Acquired goodwill (1)	31,695
Translation adjustments	(7,185)
Measurement period adjustments	(57)
Balance at September 30, 2022	$365,147
(1)     Refer to Note 15 "Business Combination" for additional information related to our acquired goodwill
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, customer relationships and contracts, and trademarks. Intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2022			September 24, 2021
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$355,622	$(253,080)	$102,542	$343,280	$(233,789)	$109,491
Customer relationships	66,142	(56,572)	9,570	65,822	(52,730)	13,092
Other intangible assets	22,973	(22,820)	153	22,972	(22,665)	307
Total	$444,737	$(332,472)	$112,265	$432,074	$(309,184)	$122,890
During fiscal 2022, we purchased various patents for purchase consideration of $11.5 million, and upon acquisition, these intangible assets had a weighted-average useful life of 16 years. These intangible assets facilitate our R&D efforts, technologies, and potential product offerings. In addition, we acquired intangible assets in connection with a business combination completed in fiscal 2022. Refer to Note 15 "Business Combination" for additional information.

Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Amortization expense was $29.0 million, $29.5 million, and $29.5 million in fiscal 2022, 2021 and 2020, respectively. As of September 30, 2022, expected amortization expense of our intangible assets in future periods was as follows (in thousands):

Fiscal Year	Amortization Expense
2023	$26,057
2024	23,930
2025	8,860
2026	7,969
2027	7,285
Thereafter	38,164
Total	$112,265

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of September 30, 2022, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of September 30, 2022, we had 59,798,862 shares of Class A common stock and 36,085,779 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
Stock Options.    Stock options are granted at fair market value on the date of grant. Options granted to employees and officers generally vest over four years, with 25% of the options becoming exercisable on the one-year anniversary of the date of grant and the balance of the shares vesting in equal monthly installments over the following 36 months. These options expire on the earlier of ten years after the date of grant or three months after termination of service. All options granted vest over the requisite service period and upon the exercise of stock options, we issue new shares of Class A common stock under the 2020 Stock Plan. Our 2020 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria.
Performance-Based Stock Options.    From fiscal 2016 through fiscal 2019, we granted PSOs to our executive officers with shares of our Class A common stock underlying such options. The contractual term for the PSOs was seven years, with vesting contingent upon market-based performance conditions, representing the achievement of specified Dolby annualized TSR targets at the end of a three-year measurement period following the date of grant.

Anywhere from 0% to 125% of the shares subject to a PSO vested based on achievement of the performance conditions at the end of the three-year performance period.
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
The following table summarizes information about PSOs granted to our executive officers that have vested during the periods presented:

Grant Date	Aggregate Shares Granted at Target Award	Aggregate Shares Exercisable at Vest Date (1)	Percentage Vested of Target Award	Vested Date
December 15, 2016	276,199	240,539	95%	December 2019
December 15, 2017	264,000	253,440	96%	December 2020
December 15, 2018	241,100	158,700	75%	December 2021
(1)Aggregate shares exercisable at vest date does not include any shares that were cancelled before the vest date after they were granted.
As of September 30, 2022, an aggregate of 424,249 shares of PSOs were exercisable and outstanding.
The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 25, 2021	4,577	$59.18
Grants	369	88.37
Exercises	(766)	52.88
Forfeitures and cancellations	(121)	73.58
Options outstanding at September 30, 2022	4,059	62.59	5.42	$29,902
Options vested and expected to vest at September 30, 2022	3,912	62.15	5.36	29,896
Options exercisable at September 30, 2022	3,091	57.16	4.60	29,690
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on September 30, 2022 of $65.15 and excludes the impact of options that were not in-the-money.
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
Performance-Based Restricted Stock Units.    In fiscal 2020, we began granting PSUs to our executive officers with shares of our Class A common stock underlying such awards. The terms of the PSU Agreement adopted in the first quarter fiscal 2020 provide for the grant of PSUs to our executive officers contingent on Dolby's achievement of annualized TSR targets measured against a comparator index over a three-year performance period following the date of grant. Anywhere from 0% to 200% of eligible restricted stock units may vest based on achievement of the performance conditions at the end of the three-year performance period. The value of the PSUs, which is recognized as compensation cost, is calculated using a Monte Carlo valuation model. Compensation cost is being amortized on a straight-line basis over the requisite service period. Certain grants may have other vesting conditions or other award terms as approved by the Compensation Committee of our Board of Directors.
On December 15, 2021, we granted PSUs to our executive officers vesting for an aggregate of 60,301 shares at the target award amount, which would vest at 120,602 shares at 200% of the target award amount. On December 15,

2020, we granted PSUs to our executive officers vesting for an aggregate of 66,138 shares at the target award amount, which would vest at 132,276 shares at 200% of the target award amount. On December 16, 2019, we granted PSUs to our executive officers vesting for an aggregate of 62,000 shares at the target award amount, which would vest at 124,000 shares at 200% of the target award amount. As of September 30, 2022, PSUs which would vest for an aggregate of 162,846 shares at the target award amount (325,692 shares at 200% of the target award amount) were outstanding.
The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 24, 2021	3,335	$77.46
Granted	1,737	86.42
Vested	(1,205)	72.92
Forfeitures	(365)	81.10
Non-vested at September 30, 2022	3,502	$83.09
The fair value as of the respective vesting dates of RSUs were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Restricted stock units - vest date fair value	$106,919	$101,108	$72,426
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Expected term (in years)	4.78	4.88	4.91
Risk-free interest rate	1.5%	0.4%	1.6%
Expected stock price volatility	28.8%	28.5%	24.2%
Dividend yield	1.1%	1.1%	1.3%
The following table summarizes the weighted-average fair value (per share) of stock options granted and the total intrinsic value of stock options exercised (in thousands):

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Stock options granted - weighted-average grant date fair value	$21.17	$20.93	$13.76
Stock options exercised - intrinsic value	22,885	102,812	47,267
Stock-Based Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures, which reduce the expense recorded in the consolidated statements of operations. The selection of applicable estimated forfeiture rates is based on an evaluation of trends in our historical forfeiture data with consideration for other potential driving factors. If in subsequent periods actual forfeitures significantly differ from our initial estimates, we will revise such estimates accordingly. The estimated annual forfeiture rates used for awards granted were 8.63%, 8.85%, and 9.74% in fiscal 2022, 2021, and 2020, respectively.
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Compensation expense
Stock options	$10,244	$13,724	$16,718
Restricted stock units (1) (2)	98,433	80,705	65,235
Employee stock purchase plan	6,248	5,269	4,675
Total stock-based compensation	114,925	99,698	86,628
Estimated benefit from income taxes	(17,581)	(15,790)	(14,090)
Total stock-based compensation, net of tax	$97,344	$83,908	$72,538
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.7 million of capitalized stock-based compensation related to internal use software in fiscal 2022.
Expense - By Income Statement Line Item Classification

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Compensation expense
Cost of products and services	$1,819	$2,033	$2,072
Research and development	37,061	29,733	25,634
Sales and marketing	41,326	36,432	31,915
General and administrative	34,719	31,500	27,007
Total stock-based compensation	114,925	99,698	86,628
Estimated benefit from income taxes	(17,581)	(15,790)	(14,090)
Total stock-based compensation, net of tax	$97,344	$83,908	$72,538

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in fiscal 2022 and fiscal 2020, and was $1.2 million in fiscal 2021.
Unrecognized Compensation Expense.    As of September 30, 2022, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $13.4 million, which is expected to be recognized over a weighted-average period of 2.3 years. As of September 30, 2022, total unrecognized compensation expense associated with RSUs expected to vest was approximately $190.8 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 30, 2022 (in thousands):

Authorization Period	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Fiscal 2021: July 2021	350,000
Fiscal 2022: February 2022	250,000
Fiscal 2022: August 2022	350,000
Total	$2,950,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of September 30, 2022, the remaining authorization to purchase additional shares was $360.9 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2022:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 31, 2021	408,508	$35,573	$87.08
Q2 - Quarter ended April 1, 2022	1,116,032	84,913	76.08
Q3 - Quarter ended July 1, 2022	2,549,474	190,000	74.53
Q4 - Quarter ended September 30, 2022	2,928,536	220,000	75.12
Total	7,002,550	$530,486
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2022:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 31, 2021	February 3, 2022	February 16, 2022	February 23, 2022	$0.25	$25.3 million
Q2 - Quarter ended April 1, 2022	May 5, 2022	May 17, 2022	May 25, 2022	$0.25	$25.1 million
Q3 - Quarter ended July 1, 2022	August 9, 2022	August 23, 2022	August 31, 2022	$0.25	$24.3 million
Q4 - Quarter ended September 30, 2022	November 17, 2022	November 30, 2022	December 8, 2022	$0.27	$25.9 million	(1)

(1)The dividend payment amount for the dividend declared in the fourth quarter of fiscal 2022 is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Year Ended				Fiscal Year Ended
	September 30, 2022				September 24, 2021
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$220	$(122)	$(10,128)	$(10,030)	$818	$3,969	$(15,381)	$(10,594)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	(6,783)	(2,588)	—	(9,371)	(917)	(12,704)	—	(13,621)
Foreign currency translation gains/(losses) (1)	—	—	(30,799)	(30,799)	—	—	5,754	5,754
Income tax effect - benefit/(expense)	52	(8)	(245)	(201)	120	415	(501)	34
Net of tax	(6,731)	(2,596)	(31,044)	(40,371)	(797)	(12,289)	5,253	(7,833)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	527	(2,097)	—	(1,570)	211	9,032	—	9,243
Income tax effect - benefit/(expense) (3)	(2)	332	—	330	(12)	(834)	—	(846)
Net of tax	525	(1,765)	—	(1,240)	199	8,198	—	8,397
Net current-period other comprehensive income/(loss)	(6,206)	(4,361)	(31,044)	(41,611)	(598)	(4,091)	5,253	564
Ending Balance	$(5,986)	$(4,483)	$(41,172)	$(51,641)	$220	$(122)	$(10,128)	$(10,030)
(1)The foreign currency translation losses during fiscal 2022 were primarily due the strengthening of the U.S. dollar compared to other foreign currencies.
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$184,087	$310,227	$231,363

Denominator:
Weighted-average shares outstanding—basic	99,990	101,190	100,564
Potential common shares from options to purchase common stock	958	1,994	1,400
Potential common shares from restricted stock units	912	1,376	941
Potential common shares from employee stock purchase plan	123	62	39
Weighted-average shares outstanding—diluted	101,983	104,622	102,944

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$1.84	$3.07	$2.30
Diluted	$1.81	$2.97	$2.25

Antidilutive awards excluded from calculation:
Stock options	587	235	3,209
Restricted stock units	1,158	48	2
Employee stock purchase plan	—	2	1

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

Income Tax Provision
The following two tables present the components of our income before provision for income taxes by geographic region and the portion of our provision for income taxes classified as current and deferred (in thousands):

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
United States	$33,318	$104,741	$32,426
Foreign	181,961	249,771	207,289
Total income before income taxes	$215,279	$354,512	$239,715

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Current:
Federal	$2,008	$7,216	$(48,517)
State	553	953	735
Foreign	58,285	65,568	61,153
Total current	60,846	73,737	13,371

Deferred:
Federal	(29,990)	(36,035)	(4,674)
State	8	(63)	(111)
Foreign	517	(950)	(490)
Total deferred	(29,465)	(37,048)	(5,275)
Provision for income taxes	$31,381	$36,689	$8,096
Repatriation of Undistributed Foreign Earnings
As a result of the Tax Act, foreign accumulated earnings that were subject to the mandatory Transition Tax as of December 31, 2017, can be repatriated to the U.S. without incurring further U.S. federal tax. The Tax Act changed to a modified territorial tax system through the provision of a 100% dividend received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, we have reevaluated our historical assertion and determined that we no longer consider a vast majority of these earnings to be indefinitely reinvested. During fiscal 2022, we repatriated $175 million of foreign subsidiary earnings which were exempt from foreign withholding tax. As of September 30, 2022, the total undistributed earnings of our foreign subsidiaries were approximately $207 million. The unrecognized deferred tax liability on the portion of the undistributed earnings considered indefinitely reinvested is not material.
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

	Fiscal Year Ended
	September 30, 2022	September 24, 2021
Deferred income tax assets:
Investments	$1,339	$1,439
Inventories	6,851	6,551
Net operating loss	2,507	3,305
Accrued expenses	11,536	17,686
Stock-based compensation	17,295	16,926
Revenue recognition	4,275	4,245
Depreciation and amortization	105,114	81,963
Lease liability	10,589	15,377
Research and development credits	40,149	31,635
Foreign tax credits	21,244	12,793
Deemed repatriated earnings tax benefit	10,724	9,788
Other	5,657	4,801
Total gross deferred income tax assets	237,280	206,509
Less: valuation allowance	(41,087)	(33,284)
Total deferred income tax assets	196,193	173,225

Deferred income tax liabilities:
Right of use asset	(10,046)	(14,288)
Intangible assets	(2,579)	(2,917)
Deferred income tax assets, net	$183,568	$156,020
Net Operating Losses and Tax Credit Carryforwards
As of September 30, 2022, the NOL carryforwards for U.S. federal and California were $2.6 million and $5.6 million, respectively, and will start to expire in fiscal 2034 and 2029, respectively. Additionally, we had foreign NOL carryforwards of $7.7 million as of September 30, 2022, an amount which is not subject to expiration. As of September 30, 2022, we had foreign tax credit and federal R&D tax credit carryforwards of $16.4 million and $19.8 million, respectively, which will start to expire in fiscal 2029 and fiscal 2035, respectively. We had California R&D tax credits of $40.6 million, which will carry forward indefinitely, and foreign R&D tax credits of $4.0 million, which will start to expire in fiscal 2028.
Valuation Allowance
As of September 30, 2022, a $31.7 million valuation allowance was recorded against California deferred tax assets, a $2.9 million valuation allowance was recorded against federal foreign tax credit deferred tax assets, and a $6.5 million valuation allowance was recorded against foreign deferred tax assets for which ultimate realization of its future benefits is uncertain.

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

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal effect	0.2	0.2	0.2
Stock-based compensation	(0.1)	(5.1)	(2.2)
Research and development tax credits	(5.0)	(2.6)	(3.0)
Foreign-derived intangible income deduction	(2.3)	(2.2)	(2.2)
U.S. tax on foreign entities	1.8	0.8	3.1
Foreign rate differential	(1.8)	(3.4)	(1.8)
Increase (decrease) unrecognized tax benefit	2.8	2.0	(12.9)
Other	(2.0)	(0.4)	1.2
Effective tax rate	14.6%	10.3%	3.4%
Our effective tax rate was 14.6% in fiscal 2022, compared with our federal statutory rate of 21.0%, and with our effective tax rate in fiscal 2021 of 10.3%. The increase in our effective tax rate was primarily due to a shift in the mix of earnings to jurisdictions with higher tax rates and lower tax benefits related to settlement of stock-based awards partially offset by benefit from additional research and development tax credits.
Our effective tax rate was 10.3% in fiscal 2021, compared with our effective tax rate in fiscal 2020 of 3.4%. The increase in our effective tax rate is primarily related to a benefit in fiscal 2020 from reversals of unrecognized tax benefits that did not recur in fiscal 2021 partially offset by higher benefits in fiscal 2021 related to changes in jurisdictional mix of income and settlement of stock-based awards.
Uncertain Tax Positions
As of September 30, 2022, the total amount of gross unrecognized tax benefits was $69.7 million, of which $44.0 million, if recognized, would reduce our effective tax rate. Our liability increased from fiscal 2021 primarily due to additional accruals in fiscal 2022. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets. Over the next twelve months, we estimate that there will be no reduction to this amount. Aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Beginning Balance	$66,106	$60,691	$108,539
Gross increases - tax positions taken during prior years	822	220	5,504
Gross decreases - tax positions taken during prior years	(178)	(247)	—
Gross increases - tax positions taken during current year	7,784	6,979	7,509
Gross decreases - settlements with tax authorities during current year	—	(875)	(37)
Lapse of statute of limitations	(4,852)	(662)	(60,824)
Ending Balance	$69,682	$66,106	$60,691

Classification of Interest and Penalties
We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. In fiscal year 2022, our current tax provision was increased by interest expense of $1.7 million, while in fiscal year 2021, our current tax provision was increased by interest expense of $1.0 million. Accrued interest and penalties are included within the related tax liability line item in our consolidated balance sheets. Our accrued interest and penalties on unrecognized tax benefits as of September 30, 2022 and September 24, 2021 were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	September 24, 2021
Accrued interest	$6,748	$5,030
Accrued penalties	119	47
Total	$6,867	$5,077
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. We file income tax returns in the U.S. federal, states, and foreign jurisdictions. Our major tax jurisdictions are the U.S. federal, California, New York, and the Netherlands.
Our operations in certain jurisdictions remain subject to examination for fiscal 2015 to 2021, some of which are currently under audit or review. The resolution of each of these audits is not expected to be material to our consolidated financial statements. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If resolution of any tax issues addressed in our current audits are inconsistent with management’s expectations, we may be required to adjust our tax provision for income taxes in the period such resolution occurs.
Provisions enacted in the Tax Act related to the capitalization of research and development expenditures are effective beginning with our fiscal 2023 for U.S. income tax purposes. In addition, the final U.S. foreign tax credit regulations introduced significant changes to foreign tax credit utilization. These provisions are expected to have a material adverse effect on our fiscal 2023 and future tax provisions unless postponed or modified.

13. Restructuring
Restructuring charges recorded in our consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2022 Restructuring Events.    In January 2022, we implemented a restructuring plan within our entertainment organization to align resources with a revised business strategy and outlook, and to support our higher priority focus areas. As a result, we recorded $8.9 million in restructuring costs in the fiscal 2022, primarily representing severance and other related benefits offered to over 120 employees that were impacted by this action. Actions related to this plan are expected to be completed by the end of fiscal 2023. The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 25, 2020	$—	$—	$—
Restructuring charges	9,522	718	10,240
Cash payments and adjustments	(9,359)	(714)	(10,073)
Balance at September 24, 2021	$163	$4	$167
Restructuring charges	8,874	1,749	10,623
Cash payments and adjustments	(3,256)	(1,753)	(5,009)
Balance at September 30, 2022	$5,781	$—	$5,781
Accruals for restructuring charges incurred for the restructuring plan described above are included within accrued liabilities in our consolidated balance sheets, while restructuring charges are included within restructuring charges in our consolidated statements of operations.

14. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of September 30, 2022 (in thousands):

	Payments Due By Fiscal Period
	Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Naming rights	$12,474	$12,794	$13,126	$13,472	$8,534	$44,316	$104,716
Purchase obligations	28,228	8,425	1,270	252	—	—	38,175
Donation commitments	1,797	116	116	116	86	417	2,648
Total	$42,499	$21,335	$14,512	$13,840	$8,620	$44,733	$145,539
Naming Rights.    We are party to agreements for naming rights of certain facilities, most significantly for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of this agreement is 20 years, over which we will make payments on a semi-annual basis until fiscal 2032. Our ongoing annual payment obligations are conditioned in part on the Academy Awards being held and broadcast from the Dolby Theatre. Our payment obligations may be suspended or reduced in certain circumstances, including the protracted closure of the Dolby Theatre.
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
On August 7, 2019, Intertrust filed complaints against each of our customers AMC Entertainment Holdings, Inc., Cinemark Holdings, Inc., and Regal Entertainment Group in the U.S. District Court for the Eastern District of Texas, alleging that the use of systems including certain cinema products, which were supplied under commercial agreements that we acquired as a part of an acquisition in 2014, infringed various Intertrust patents, and seeking damages based on the revenues of the defendants. Some of our customers asserted that we are obligated to defend and indemnify them under the agreements. As of September 30, 2022 we recorded $34.4 million within G&A expenses in our consolidated statements of operations, reflecting a settlement payment and an immaterial accrual. We believe that these amounts fully resolve all claims relating to Intertrust’s patent assertions.
With the exception of this settlement, we have not made any payments to date in connection with any of our contractual indemnification obligations, and we believe the risk of material financial exposure in future periods from these indemnification obligations is remote.

15. Business Combination
On January 31, 2022, we completed the acquisition of all outstanding interests of Millicast, a privately held company. Following the acquisition, Millicast is expected to enable developers to take the interactive events they build with Dolby.io, and stream them from the presenter to large audiences. We have included the financial results of Millicast in our consolidated financial statements from the date of acquisition, and these results were not material. Additionally, the transaction costs associated with the acquisition were not material.
The total purchase consideration of the acquisition was $38.8 million. We allocated $8.7 million in purchase consideration to identifiable intangible assets, which primarily consisted of developed technology, with estimated useful lives of 1.5 years to 8 years. We also recorded $31.7 million of goodwill, which is representative of our expectation of benefits and synergies from the integration of Millicast technology with our existing technology and the assembled workforce of Millicast. The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized, including potential changes to income tax-related accounts. We expect to finalize the valuation within the one year measurement period.

16. Operating Segments and Geographic Information
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

Revenue Category	Basis For Determining Geographic Location
Licensing	Region in which our licensees’ headquarters are located
Products	Destination to which our products are shipped
Services	Location in which the relevant services are performed
The following tables present selected information regarding total revenue by geographic location (amounts presented in thousands).
Revenue Composition—U.S. and International

	Fiscal Year Ended
Location	September 30, 2022	September 24, 2021	September 25, 2020
United States	$468,246	$419,901	$460,972
International	785,547	861,355	700,820
Total revenue	$1,253,793	$1,281,256	$1,161,792
Revenue Concentration—Significant Individual Geographic Regions

	Fiscal Year Ended
Location	September 30, 2022	September 24, 2021	September 25, 2020
United States	37%	33%	40%
South Korea	13%	14%	12%
China	20%	23%	20%
Japan	8%	11%	9%
Europe	10%	10%	10%
Other	12%	9%	9%
Total	100%	100%	100%

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows (in thousands):

Location	September 30, 2022	September 24, 2021
United States	$415,493	$432,968
International	97,988	101,413
Total long-lived tangible assets, net of accumulated depreciation	$513,481	$534,381

17. Legal Matters
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
Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period, including as a result of required changes to our licensing terms, monetary penalties, and other potential consequences. However, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our consolidated financial statements, other than the impact of the litigation matter discussed in Note 14, any such amounts are either immaterial, or it is not probable that a potential loss has been incurred or the amount of loss cannot be reasonably estimated.

18. Related Parties
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
Our interests in these consolidated affiliated entities and the location of the properties leased to Dolby Laboratories as of September 30, 2022 were as follows:

Entity Name	Minority Ownership Interest	Location Of Properties
Dolby Properties Burbank, LLC	49.0%	Burbank, California
We also own 10.0% minority ownership interest in Dolby Properties, LP, which owns a facility in Wootton Bassett, England. As of September 30, 2022, we are no longer leasing the Wootton Bassett facility. The property leased to Dolby Laboratories through Dolby Properties Brisbane, LLC, located in Brisbane, California, was sold during fiscal 2021.
We also lease from our principal stockholder a commercial office building located at 100 Potrero Avenue in San Francisco, California under a term that expires on October 31, 2024. Related party rent expense included in operating expenses in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Related party rent expense included in operating expenses	$—	$(392)	$126

Distributions.    Distributions made by the jointly-owned real estate entities to our principal stockholder were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Distributions to principal stockholder	$(1,435)	$(7,362)	$(283)

19. Retirement Plans
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
Retirement plan expenses, which are included in cost of products and services, R&D, S&M, and G&A expense in our consolidated statements of operations, were as follows (in thousands):

	Fiscal Year Ended
	September 30, 2022	September 24, 2021	September 25, 2020
Retirement plan expenses	$27,378	$26,379	$25,257

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 using the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 30, 2022. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, as amended, our code of business conduct and ethics, our Compensation Committee, Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings "Election of Directors," "Delinquent Section 16(a) Reports" and "Corporate Governance Matters" in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2023 ("2023 Proxy Statement").
Executive Officers of the Registrant
Our executive officers serve at the discretion of the Board of Directors. The names of our executive officers and their ages, titles, and biographies as of October 28, 2022 are set forth below:

Executive Officers	Age	Position(s)
Kevin Yeaman	56	President and Chief Executive Officer
Robert Park	52	Senior Vice President and Chief Financial Officer
Andy Sherman	55	Executive Vice President, General Counsel and Corporate Secretary
John Couling	47	Senior Vice President, Entertainment
Todd Pendleton	50	Senior Vice President and Chief Marketing Officer
Shiram Revankar	60	Senior Vice President, Advanced Technology Group
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
John Couling joined Dolby in 1997 and has held multiple leadership roles at the company, including as Senior Vice President, Commercial Partnerships from October 2016 through October 2021, and most recently as Senior Vice

President, Entertainment since October 2021. In his current role, Mr. Couling oversees Dolby's customer and partner relationships organization across the entertainment industry, leading sales, delivery, and integration of Dolby technologies and solutions into partners' services and products. Mr. Couling holds a B.S. degree in astrophysics from the University of Bristol.
Todd Pendleton joined us in July 2018 as Senior Vice President and Chief Marketing Officer. He leads Dolby’s marketing efforts and is responsible for promoting the brand globally to consumers and through its partners. Prior to Dolby, Mr. Pendleton led his own marketing creative agency, Defi 9, working with start-ups and entertainment personalities. Prior to leading his own business, Mr. Pendleton served as Chief Marketing Officer of Samsung Telecommunications America from June 2011 to April 2015, where he among other things led the launch of the Samsung Galaxy mobile franchise. Prior to Samsung Telecommunications America, Mr. Pendleton was with Nike for over 15 years, where he held country, regional, and global leadership roles working across North America, Europe, and Asia. Mr. Pendleton earned his B.A. degree in Political Science and International Business from Northeastern University in Boston, Massachusetts.
Shriram Revankar joined us as Senior Vice President, Advanced Technology Group in May 2021. Dr. Revankar oversees teams creating and delivering innovations that transform immersive entertainment experiences, including the office of the Chief Technology Officer, image and sound research and development, prototyping, and technical operations. He previously served in various positions at Adobe from 2009 through 2022, most recently as Vice President and Fellow at Adobe Research, where he focused on delivering high impact technologies to Adobe’s Digital Experience and Document Cloud businesses. Prior to joining Adobe, Dr. Revankar was a Xerox Fellow and the head of Smart Systems Lab and also the Chief Architect of the Production Solutions business at Xerox Corporation. He has a masters and Ph.D. in computer science from State University of New York at Buffalo.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information in the 2023 Proxy Statement under the headings "Compensation Discussion and Analysis," "Report of the Compensation Committee of the Board of Directors," "Executive Compensation Tables and Related Matters," "Compensation of Directors," and "Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2023 Proxy Statement under the headings "Executive Compensation Tables and Related Matters—Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2023 Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Corporate Governance Matters."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2023 Proxy Statement under the heading "Ratification of Independent Registered Public Accounting Firm."

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
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	April 30, 2009
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
4.3	Description of Capital Stock	Annual Report on Form 10-K	November 25, 2019
10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors & Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.2*	2020 Stock Plan, as amended and restated on July 26, 2021 (“2020 Stock Plan")	Annual Report on Form 10-K	November 16, 2021
10.3*	Employee Stock Purchase Plan (“ESPP”), as amended and restated on September 19, 2017	Annual Report on Form 10-K	November 16, 2017
10.4*	Form of Global Stock Option Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.5*	Form of Executive Global Stock Option Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.6*	Form of Global Restricted Stock Unit Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.7*	Form of Executive Global Restricted Stock Unit Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.8*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009
10.9*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Quarterly Report on Form 10-Q	August 8, 2012
10.10*	Form of Executive Performance-Based Stock Option Agreement	Current Report on Form 8-K	December 11, 2015
10.11*	Form of Executive Performance-Based Restricted Stock Units	Quarterly Report on Form 10-Q	January 29, 2020
10.12*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc. & Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.13*	Amendment, dated as of December 19, 2012, to Employment Agreement dated as of February 24, 2009, by and between Dolby Laboratories, Inc. and Kevin Yeaman	Quarterly Report on Form 10-Q	February 6, 2013
10.14*	Offer Letter by and between Andy Sherman & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.15*	Offer Letter dated March 22, 2012 by and between Lewis Chew and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 8, 2012
10.16*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.17*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006
10.18*	Waiver and Extension Relating to Potrero Avenue Leases dated as of September 29, 2013, by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Annual Report on Form 10-K	November 15, 2013
10.19*	Second Amendment to 100 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.20*	Offer Letter dated June 26, 2018 by and between Todd Pendleton and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	August 1, 2018
10.21*	Offer Letter dated February 11, 2010 by and between Giles Baker and Dolby Laboratories, Inc.	Annual Report on Form 10-K	November 16, 2021
10.22*	French Sub-Plan to the 2020 Stock Plan	Quarterly Report on Form 10-Q	July 29, 2021
10.23*	Form of Restricted Stock Unit Agreement - France	Quarterly Report on Form 10-Q	July 29, 2021
10.24*	2022 Dolby Executive Bonus Plan	Current Report on Form 8-K	November 12, 2021
10.25*	Offer Letter dated September 23, 2021 by and between Robert Park and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	February 4, 2022
10.26*	Letter Agreement dated October 15, 2021 by and between Lewis Chew and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	February 4, 2022
10.27*	Offer Letter dated April 6, 2022 by and between Shriram Revankar and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	August 9, 2022
21.1+	List of significant subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
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
Date: November 17, 2022

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

SIGNATURE	TITLE	DATE
/S/ PETER GOTCHER	Chairman of the Board of Directors	November 17, 2022
Peter Gotcher

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	November 17, 2022
Kevin J. Yeaman

/S/ ROBERT PARK	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 17, 2022
Robert Park

/S/ RYAN NICHOLSON	Vice President, Chief Accounting Officer (Principal Accounting Officer)	November 17, 2022
Ryan Nicholson

/S/ MICHELINE CHAU	Director	November 17, 2022
Micheline Chau

/S/ DAVID DOLBY	Director	November 17, 2022
David Dolby

/S/ TONY PROPHET	Director	November 17, 2022
Tony Prophet

/S/ EMILY ROLLINS	Director	November 17, 2022
Emily Rollins

/S/ SIMON SEGARS	Director	November 17, 2022
Simon Segars

/S/ ROGER SIBONI	Director	November 17, 2022
Roger Siboni

/S/ ANJALI SUD	Director	November 17, 2022
Anjali Sud

/S/ AVADIS TEVANIAN, JR.	Director	November 17, 2022
Avadis Tevanian, Jr.