Form 10-Q
period 2022-12-30
Dolby Laboratories, Inc.
filed 2023-02-02
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On January 27, 2023, the registrant had 59,736,097 shares of Class A common stock, par value $0.001 per share, and 36,085,779 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended December 30, 2022

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 30, 2022	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$626,158	$620,127
Restricted cash	5,319	8,244
Short-term investments	132,875	189,213
Accounts receivable, net of allowance for credit losses of $11,173 and $11,834	289,597	243,593
Contract assets, net of allowance for credit losses of $148 and $125	215,923	176,093
Inventories, net	26,111	23,549
Prepaid expenses and other current assets	53,432	50,075
Total current assets	1,349,415	1,310,894
Long-term investments	124,024	102,514
Property, plant, and equipment, net	512,168	513,481
Operating lease right-of-use assets	43,355	46,530
Intangible assets, net	105,912	112,265
Goodwill	369,385	365,147
Deferred taxes	192,184	183,568
Other non-current assets	52,080	55,149
Total assets	$2,748,523	$2,689,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,361	$14,171
Accrued liabilities	230,346	230,237
Income taxes payable	7,183	1,265
Contract liabilities	22,356	18,588
Operating lease liabilities	13,201	13,257
Total current liabilities	290,447	277,518
Non-current contract liabilities	22,734	23,203
Non-current operating lease liabilities	34,221	37,685
Other non-current liabilities	108,596	100,122
Total liabilities	455,998	438,528

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 60,002,630 shares issued and outstanding at December 30, 2022 and 59,798,862 at September 30, 2022	54	53
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,085,779 shares issued and outstanding at December 30, 2022 and 36,085,779 at September 30, 2022	41	41
Retained earnings	2,319,358	2,297,730
Accumulated other comprehensive loss	(31,875)	(51,641)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,287,578	2,246,183
Controlling interest	4,947	4,837
Total stockholders’ equity	2,292,525	2,251,020
Total liabilities and stockholders’ equity	$2,748,523	$2,689,548
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended
	December 30, 2022	December 31, 2021
Revenue:
Licensing	$308,011	$332,284
Products and services	26,910	19,349
Total revenue	334,921	351,633

Cost of revenue:
Cost of licensing	13,359	14,935
Cost of products and services	21,091	17,774
Total cost of revenue	34,450	32,709

Gross margin	300,471	318,924

Operating expenses:
Research and development	64,450	68,824
Sales and marketing	82,205	97,170
General and administrative	59,972	62,444
Restructuring credits	(244)	(95)
Total operating expenses	206,383	228,343

Operating income	94,088	90,581

Other income/(expense):
Interest income	4,878	716
Interest expense	(81)	(84)
Other income, net	1,097	229
Total other income	5,894	861

Income before income taxes	99,982	91,442
Provision for income taxes	(20,534)	(11,432)
Net income including controlling interest	79,448	80,010
Less: net (income)/loss attributable to controlling interest	(73)	4
Net income attributable to Dolby Laboratories, Inc.	$79,375	$80,014

Net income per share:
Basic	$0.83	$0.79
Diluted	$0.82	$0.77
Weighted-average shares outstanding:
Basic	95,905	101,230
Diluted	97,047	103,801

Related party rent expense:
Included in net income attributable to controlling interest	$71	$71

Cash dividend declared per common share	$0.27	$0.25
Cash dividend paid per common share	$0.27	$0.25
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 30, 2022	December 31, 2021
Net income including controlling interest	$79,448	$80,010
Other comprehensive income/(loss):
Currency translation adjustments gains/(losses), net of tax expense of $0 and ($34)	14,381	(1,271)
Unrealized gains/(losses) on investments, net of tax benefit/(expense) of $37 and ($4)	1,356	(504)
Unrealized gains on cash flow hedges, net of tax benefit/(expense) of $156 and ($31)	4,332	237
Total other comprehensive income/(loss), net of tax	20,069	(1,538)

Total comprehensive income	99,517	78,472
Less: comprehensive (income)/loss attributable to controlling interest	(376)	51
Comprehensive income attributable to Dolby Laboratories, Inc.	$99,141	$78,523
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at September 30, 2022	$94	$—	$2,297,730	$(51,641)	$2,246,183	$4,837	$2,251,020
Net income	—	—	79,375	—	79,375	73	79,448
Other comprehensive income, net of tax	—	—	—	19,766	19,766	303	20,069
Distributions to controlling interest	—	—	—	—	—	(266)	(266)
Stock-based compensation expense	—	31,240	—	—	31,240	—	31,240
Capitalized stock-based compensation expense	—	341	—	—	341	—	341
Repurchase of common stock	(1)	(17,533)	(31,878)	—	(49,412)	—	(49,412)
Cash dividends declared and paid on common stock	—	—	(25,869)	—	(25,869)	—	(25,869)
Common stock issued under employee stock plans	2	10,952	—	—	10,954	—	10,954
Tax withholdings on vesting of restricted stock	—	(25,000)	—	—	(25,000)	—	(25,000)
Balance at December 30, 2022	$95	$—	$2,319,358	$(31,875)	$2,287,578	$4,947	$2,292,525

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Controlling Interest	Total Stockholders' Equity
Balance at September 24, 2021	$100	$—	$2,607,909	$(10,030)	$2,597,979	$6,253	$2,604,232
Net income	—	—	80,014	—	80,014	(4)	80,010
Other comprehensive loss, net of tax	—	—	—	(1,491)	(1,491)	(47)	(1,538)
Distributions to controlling interest	—	—	—	—	—	(1,435)	(1,435)
Stock-based compensation expense	—	32,656	—	—	32,656	—	32,656
Repurchase of common stock	—	(22,108)	(13,465)	—	(35,573)	—	(35,573)
Cash dividends declared and paid on common stock	—	—	(25,283)	—	(25,283)	—	(25,283)
Common stock issued under employee stock plans	—	21,372	—	—	21,372	—	21,372
Tax withholdings on vesting of restricted stock	—	(31,920)	—	—	(31,920)	—	(31,920)
Balance at December 31, 2021	$100	$—	$2,649,175	$(11,521)	$2,637,754	$4,767	$2,642,521
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 30, 2022	December 31, 2021
Operating activities:
Net income including controlling interest	$79,448	$80,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,155	23,477
Stock-based compensation	31,240	32,656
Amortization of operating lease right-of-use assets	3,207	3,944
Amortization of premium on investments	81	311
Provision for/(benefit from) credit losses	(1,030)	1,559
Deferred income taxes	(8,255)	(9,004)
Other non-cash items affecting net income	(3,467)	(358)
Changes in operating assets and liabilities:
Accounts receivable, net	(45,153)	(9,965)
Contract assets, net	(39,843)	(44,428)
Inventories	(501)	(1,819)
Operating lease right-of-use assets	1,690	(77)
Prepaid expenses and other assets	2,168	(7,082)
Accounts payable and accrued liabilities	5,765	(34,034)
Income taxes, net	15,292	1,439
Contract liabilities	3,277	3,350
Operating lease liabilities	(5,430)	(4,038)
Other non-current liabilities	(1,249)	(4,281)
Net cash provided by operating activities	56,395	31,660

Investing activities:
Purchases of marketable securities	(72,790)	(108,147)
Proceeds from sales of marketable securities	51,782	2,001
Proceeds from maturities of marketable securities	56,525	10,913
Purchases of property, plant, and equipment	(7,217)	(14,452)
Purchases of intangible assets	—	(11,426)
Purchases of other investments	—	(5,000)
Net cash provided by/(used in) investing activities	28,300	(126,111)

Financing activities:
Proceeds from issuance of common stock	10,954	21,372
Repurchase of common stock	(49,412)	(35,573)
Payment of cash dividend	(25,869)	(25,283)
Distribution to controlling interest	(266)	(1,435)
Shares repurchased for tax withholdings on vesting of restricted stock	(25,000)	(31,920)
Payment of deferred consideration for prior business combinations	(500)	—
Net cash used in financing activities	(90,093)	(72,839)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	8,504	(1,310)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	3,106	(168,600)
Cash, cash equivalents, and restricted cash at beginning of period	628,371	1,233,032
Cash, cash equivalents, and restricted cash at end of period	$631,477	$1,064,432

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$12,626	$9,467

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$499	$(305)
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP, and with SEC rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with U.S. GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 30, 2022 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 30, 2022, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter and year-to-date period ended December 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 29, 2023.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended December 30, 2022 and the 14 week period December 31, 2021. Our fiscal year ending September 29, 2023 (fiscal 2023) consists of 52 weeks, and our fiscal year ended September 30, 2022 (fiscal 2022) consisted of 53 weeks.

2. Summary of Significant Accounting Policies
Recently Issued Accounting Standards
Standards Not Yet Adopted
Business Combinations.     In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by an acquirer in accordance with ASC 606, Revenue from Contracts with Customers. Currently, we recognize acquired contract assets and contract liabilities at fair value as of the acquisition date, in accordance with ASC 805. This standard will be effective for Dolby beginning September 30, 2023 on a prospective basis, but early adoption is permitted. We are currently in the process of evaluating the impact of adoption on our condensed consolidated financial statements.
3. Revenue Recognition
We enter into revenue arrangements with our customers to license technologies, trademarks and patents for sound and imaging solutions, and to sell products and services. We recognize revenue when we satisfy a performance obligation by transferring control over the use of a license, product, or service to a customer.
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
•Licensing.   We license our technologies, including patents, to a range of customers who incorporate them into their products for enhanced audio and imaging functionality across broadcast, mobile, CE, PC, gaming, and other markets.
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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the first quarter of fiscal 2023, we recorded a favorable adjustment of approximately $10 million, which was primarily related to July through September shipments and primarily based on actual royalty statements received from licensees.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of December 30, 2022, we had $44.9 million of remaining performance obligations, 41% of which we expect to recognize as revenue in fiscal 2023, 21% in fiscal 2024, and the balance of 38% in fiscal years beyond 2024.
F. Disaggregation of revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended
Revenue	December 30, 2022		December 31, 2021
Licensing	$308,011	92%	$332,284	94%
Products and services	26,910	8%	19,349	6%
Total revenue	$334,921	100%	$351,633	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended
Market	December 30, 2022		December 31, 2021
Broadcast	$117,334	38%	$121,633	37%
Mobile	64,286	21%	74,920	23%
CE	55,083	18%	57,573	17%
PC	24,286	8%	34,777	10%
Other	47,022	15%	43,381	13%
Total licensing revenue	$308,011	100%	$332,284	100%
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

	Fiscal Quarter Ended
Revenue By Geographic Location	December 30, 2022		December 31, 2021
United States	$100,262	30%	$123,922	35%
International	234,659	70%	227,711	65%
Total revenue	$334,921	100%	$351,633	100%
G. Contract balances
Our contract assets represent rights to consideration from licensees for the use of our IP that we have estimated in a given period in the absence of receiving actual royalty statements from licensees. These estimates reflect our best judgment at that time, and are developed using a number of inputs, including historical data, industry estimates of expected shipments, anticipated sales price and performance, and third party data supporting the percentage of markets using our technologies. In the event that our estimates differ from actual amounts reported, we record an adjustment in the quarter in which the royalty statement is received, which is typically the quarter following our estimate. Actual amounts reported are typically paid within 60 days following the end of the quarter of shipment. The main drivers for change in the contract assets account are variances in quarterly estimates, and to a lesser degree, timing of receipt of actual royalty statements.
Our contract liabilities consist of advance payments and billings in advance of performance and deferred revenue that is typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In fiscal 2023, we recognized $7.0 million from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	December 30, 2022	September 30, 2022	Change ($)	Change (%)
Accounts receivable, net	$289,597	$243,593	$46,004	19%
Contract assets, net	215,923	176,093	39,830	23%
Contract liabilities - current	22,356	18,588	3,768	20%
Contract liabilities - non-current	22,734	23,203	(469)	(2)%
4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our condensed consolidated balance sheets as of December 30, 2022 and September 30, 2022 (in thousands).
Accounts Receivable and Contract Assets

	December 30, 2022	September 30, 2022
Trade accounts receivable	$161,267	$162,531
Accounts receivable from patent administration program licensees	139,503	92,896
Contract assets	216,071	176,218
Accounts receivable and contract assets, gross	516,841	431,645
Less: allowance for credit losses on accounts receivable and contract assets	(11,321)	(11,959)
Total accounts receivable and contract assets, net	$505,520	$419,686
Trade accounts receivable of $161.3 million and $162.5 million as of December 30, 2022 and September 30, 2022, respectively, includes unbilled accounts receivable balances of $111.9 million and $106.9 million as of December 30, 2022 and September 30, 2022, respectively, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to S&M and G&A	Additions/(Deductions)	Ending Balance
For fiscal year-to-date period ended:
September 30, 2022	$8,952	$5,460	$(7)	$14,405
December 30, 2022	14,405	(1,030)	95	13,470
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of December 30, 2022 and as of September 30, 2022.
Inventories

	December 30, 2022	September 30, 2022
Raw materials	$9,739	$10,026
Work in process	4,161	4,955
Finished goods	12,211	8,568
Total inventories	$26,111	$23,549
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our condensed consolidated balance sheets. We have included $2.5 million and $2.8 million of raw materials inventory within non-current assets as of December 30, 2022 and September 30, 2022, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses And Other Current Assets

	December 30, 2022	September 30, 2022
Prepaid expenses	$28,491	$26,851
Other current assets	24,941	23,224
Total prepaid expenses and other current assets	$53,432	$50,075
Accrued Liabilities

	December 30, 2022	September 30, 2022
Amounts payable to patent administration program partners	$92,853	$63,106
Accrued compensation and benefits	63,130	84,111
Accrued professional fees	15,469	13,057
Unpaid property, plant, and equipment additions	16,852	15,428
Accrued customer refunds	3,605	3,674
Accrued market development funds	8,649	7,206
Other accrued liabilities	29,788	43,655
Total accrued liabilities	$230,346	$230,237
Other Non-Current Liabilities

	December 30, 2022	September 30, 2022
Supplemental retirement plan obligations	$4,160	$4,127
Non-current tax liabilities (1)	93,371	83,758
Other liabilities	11,065	12,237
Total other non-current liabilities	$108,596	$100,122
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
Our investments in debt securities consist of corporate bonds, government bonds, municipal debt securities, certificates of deposit, commercial paper, and U.S. agency securities. In addition, our cash and cash equivalents also consist of highly-liquid money market funds and U.S. agency securities. Consistent with our investment policy, none of our municipal debt investments are supported by letters of credit or standby purchase agreements. Our cash and investment portfolio consisted of the following (in thousands):

	December 30, 2022
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$563,345	$—	$—	$563,345	$563,345	$—	$—
Cash equivalents:
Money market funds	62,813	—	—	62,813	62,813	—	—
Cash and cash equivalents	626,158	—	—	626,158	626,158	—	—

Short-term investments:
Certificate of deposit	13,584	3	(60)	13,527	—	13,527	—
U.S. agency securities	3,477	—	(48)	3,429	—	3,429	—
Government bonds	43,879	—	(834)	43,045	38,181	4,864	—
Commercial paper	6,810	3	(20)	6,793	—	6,793	—
Corporate bonds	44,127	—	(401)	43,726	—	43,726	—
Municipal debt securities	22,574	—	(219)	22,355	—	22,355	—
Short-term investments	134,451	6	(1,582)	132,875	38,181	94,694	—

Long-term investments:
Government bonds	41,930	—	(1,622)	40,308	37,739	2,569	—
Corporate bonds	47,057	24	(1,186)	45,895	—	45,895	—
Municipal debt securities	27,597	115	(418)	27,294	—	27,294	—
Other investments (1)	10,527	—	—	10,527	—	—	—
Long-term investments	127,111	139	(3,226)	124,024	37,739	75,758	—

Total cash, cash equivalents, and investments	$887,720	$145	$(4,808)	$883,057	$702,078	$170,452	$—

Investments held in supplemental retirement plan:
Assets	$4,258	$—	$—	$4,258	$4,258	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,258	$—	$—	$4,258	$4,258	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$414	$—	$414	$—	$414	$—
Liabilities: Included in other accrued liabilities	—	—	(615)	(615)	—	(615)	—
(1)Other investments as of December 30, 2022 is comprised of an equity method investment of $5.5 million and an equity security without a readily determinable fair value of $5.0 million. The equity method investment is measured at cost minus impairment, if any, adjusted for our proportionate share of the investee's net income or loss. Our share of the equity method investee's net income or loss is included in other income/(expense), net on the condensed consolidated statements of operations, and was not material in the first quarter of fiscal 2023 and in the first quarter of fiscal 2022.

	September 30, 2022
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$474,813	$—	$—	$474,813	$474,813	$—	$—
Cash equivalents:
Money market funds	134,987	—	—	134,987	134,987	—	—
U.S. agency securities	10,328	—	(1)	10,327	—	10,327	—
Cash and cash equivalents	620,128	—	(1)	620,127	609,800	10,327	—

Short-term investments:
Certificate of deposit	23,033	8	(47)	22,994	—	22,994	—
U.S. agency securities	3,412	—	(21)	3,391	—	3,391	—
Government bonds	57,417	—	(705)	56,712	52,833	3,879	—
Commercial paper	8,786	1	(15)	8,772	—	8,772	—
Corporate bonds	72,730	—	(734)	71,996	—	71,996	—
Municipal debt securities	25,589	—	(241)	25,348	—	25,348	—
Short-term investments	190,967	9	(1,763)	189,213	52,833	136,380	—

Long-term investments:
U.S. agency securities	861	—	(39)	822	—	822	—
Government bonds	43,816	—	(2,222)	41,594	38,055	3,539	—
Corporate bonds	29,684	4	(1,349)	28,339	—	28,339	—
Municipal debt securities	21,483	—	(626)	20,857	—	20,857	—
Other investments (1)	10,902	—	—	10,902	—	—	—
Long-term investments	106,746	4	(4,236)	102,514	38,055	53,557	—

Total cash, cash equivalents, and investments	$917,841	$13	$(6,000)	$911,854	$700,688	$200,264	$—

Investments held in supplemental retirement plan:
Assets	$4,225	$—	$—	$4,225	$4,225	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,225	$—	$—	$4,225	4,225	—	—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Liabilities: Included in other accrued liabilities	$—	$—	$(4,882)	$(4,882)	$—	$(4,882)	$—
Liabilities: Included in other non-current liabilities	—	—	(420)	(420)	—	(420)	—
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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for greater than twelve months as of December 30, 2022 and September 30, 2022 (in thousands):

	December 30, 2022				September 30, 2022
	Less Than 12 Months		12 Months Or Greater		Less Than 12 Months		12 Months Or Greater
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$9,859	$(60)	$—	$—	$10,352	$(47)	$—	$—
U.S. agency securities	2,025	(1)	1,404	(46)	13,144	(5)	1,395	(55)
Government bonds	25,843	(411)	57,171	(2,045)	89,741	(2,593)	8,566	(332)
Commercial paper	4,267	(20)	—	—	5,770	(15)	—	—
Corporate bonds	54,058	(601)	28,244	(985)	81,044	(1,523)	18,306	(561)
Municipal debt securities	34,011	(430)	5,970	(208)	40,119	(712)	3,336	(156)
Total	$130,063	$(1,523)	$92,789	$(3,284)	$240,170	$(4,895)	$31,603	$(1,104)
Although we had certain securities that were in an unrealized loss position as of December 30, 2022 and September 30, 2022, we expect to recover the full carrying value of these securities.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of December 30, 2022 and September 30, 2022, which are recorded within cash equivalents and both short and long-term investments in our condensed consolidated balance sheets (in thousands):

	December 30, 2022		September 30, 2022
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$170,586	$169,100	$336,291	$334,537
Due in 1 to 2 years	90,717	88,654	53,721	51,332
Due in 2 to 5 years	52,545	51,432	42,122	40,280
Total	$313,848	$309,186	$432,134	$426,149

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our condensed consolidated statements of operations.
As of December 30, 2022 and September 30, 2022, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	December 30, 2022	September 30, 2022
Land	$41,887	$41,774
Buildings and building improvements	286,873	287,544
Leasehold improvements	81,965	86,793
Machinery and equipment	133,838	136,995
Computer equipment and software	236,391	232,108
Furniture and fixtures	33,399	33,797
Equipment provided under operating leases	232,973	229,177
Construction-in-progress	19,023	23,037
Property, plant, and equipment, gross	1,066,349	1,071,225
Less: accumulated depreciation	(554,181)	(557,744)
Property, plant, and equipment, net	$512,168	$513,481

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
The lease term of operating leases vary from less than a year to 9 years. We have leases that include one or more options to extend the lease term for up to 5 years as well as options to terminate the lease within one year. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.
The components of lease expense were as follows (in thousands):

	Fiscal Quarter Ended
	December 30, 2022	December 31, 2021
Lease cost
Operating lease cost	$3,596	$4,639
Variable lease cost	540	356
Total lease cost	$4,136	$4,995
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Quarter Ended
	December 30, 2022	December 31, 2021
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$3,825	$4,694
Right-of-use assets obtained in exchange for operating lease obligations	895	122
Supplemental balance sheet information related to leases was as follows:

	December 30, 2022	September 30, 2022
Operating Leases
Weighted-average remaining lease term	5.3 years	5.5 years
Weighted-average discount rate	3.3%	3.2%
The following table presents the maturity analysis of lease liabilities (in thousands):

December 30, 2022
Operating Leases
Remainder of Fiscal 2023	$10,679
Fiscal 2024	11,773
Fiscal 2025	8,291
Fiscal 2026	5,163
Fiscal 2027	3,961
Thereafter	11,395
Total undiscounted lease payments	51,262
Less: imputed interest	(3,840)
Total lease liabilities	$47,422

As Lessor
As a lessor, we lease our Dolby Cinema product solution to exhibitors. The terms of these leases are typically 10 years. Lease components consist of fixed payments and/or variable lease payments based on contracted percentages of revenue. Generally, leases do not grant any right to the lessee to purchase the underlying asset at the end of the lease term. Dolby Cinema lease arrangements have options to extend the lease term at expiration by increments ranging from 1 to 5 years.
Assets provided under an operating lease are carried at cost within property, plant, and equipment, net on the condensed consolidated balance sheets, and depreciated over the useful life of the asset using the straight-line method. Fixed operating lease payments are recognized on a straight-line basis over the lease term to revenue. Variable lease payments received under our Dolby Cinema operating leases are computed as shares of lessees' box office revenue and recognized to revenue in the period that box office sales occur. Lease incentive payments we make to lessees are amortized as a reduction in revenue over the lease term. The components of lease income were as follows (in thousands):

	Fiscal Quarter Ended
	December 30, 2022	December 31, 2021
Operating Lease Income
Variable operating lease income	$6,328	$8,068
Fixed operating lease income	747	856
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $1.0 million and $1.1 million as of December 30, 2022 and September 30, 2022, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.
The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	December 30, 2022
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2023	$749	$1,595
Fiscal 2024	796	795
Fiscal 2025	816	395
Fiscal 2026	732	395
Fiscal 2027	—	—
Thereafter	—	—
Total undiscounted cash flows	$3,093	3,180
Less: Carrying value of lease receivables		(471)
Difference		$2,709

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 30, 2022	$365,147
Translation adjustments	4,238
Balance at December 30, 2022	$369,385
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, customer relationships and contracts, and trademarks. Intangible assets subject to amortization consisted of the following (in thousands):

	December 30, 2022			September 30, 2022
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$356,697	$(259,574)	$97,123	$355,622	$(253,080)	$102,542
Customer relationships	66,178	(57,508)	8,670	66,142	(56,572)	9,570
Other intangible assets	23,018	(22,899)	119	22,973	(22,820)	153
Total	$445,893	$(339,981)	$105,912	$444,737	$(332,472)	$112,265
During fiscal 2022, we purchased various patents for purchase consideration of $11.5 million, and upon acquisition, these intangible assets had a weighted-average useful life of 16.0 years. These intangible assets facilitate our R&D efforts, technologies, and potential product offerings. There were no purchases of intangible assets during the first quarter of fiscal 2023.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our condensed consolidated statements of operations. Amortization expense was $6.3 million and $8.0 million in the first quarter of fiscal 2023 and 2022, respectively. As of December 30, 2022, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2023	$18,844
2024	23,773
2025	8,860
2026	7,969
2027	7,285
Thereafter	39,181
Total	$105,912

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of December 30, 2022, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of December 30, 2022, we had 60,002,630 shares of Class A common stock and 36,085,779 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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

The following table summarizes information about PSOs granted to our executive officers that have vested during the periods presented:

Grant Date	Aggregate Shares Granted at Target Award	Aggregate Shares Exercisable at Vest Date (1)	Percentage Vested of Target Award	Vested Date
December 15, 2018	241,100	158,700	75%	December 2021
(1)Aggregate shares exercisable at vest date does not include any shares that were cancelled before the vest date after they were granted.
As of December 30, 2022, an aggregate of 399,249 shares of PSOs were exercisable and outstanding.
The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 30, 2022	4,059	$62.59
Grants	326	71.07
Exercises	(94)	35.82
Options outstanding at December 30, 2022	4,291	63.84	5.64	$42,056
Options vested and expected to vest at December 30, 2022	4,106	63.47	5.54	42,042
Options exercisable at December 30, 2022	3,194	$59.12	4.66	41,299
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on December 30, 2022 of $70.54 and excludes the impact of options that were not in-the-money.
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
On December 15, 2022, we granted PSUs to our executive officers for an aggregate of 90,613 shares, which would vest at 181,226 at 200% of the target award amount. On December 15, 2021, we granted PSUs to our executive officers vesting for an aggregate of 60,301 shares at the target award amount, which would vest at 120,602 shares at 200% of the target award amount. On December 15, 2020, we granted PSUs to our executive officers vesting for an aggregate of 66,138 shares at the target award amount, which would vest at 132,276 shares at 200% of the target award amount. On December 16, 2019, we granted PSUs to our executive officers for an aggregate of 62,000 shares, which vested in December 2022 at 81% of the target award amount. As of December 30, 2022, PSUs which would vest for an aggregate of 204,709 shares at the target award amount (409,418 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 30, 2022	3,502	$83.09
Granted	1,547	68.59
Vested	(1,012)	78.45
Forfeitures	(75)	80.43
Non-vested at December 30, 2022	3,962	$78.66
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
Expected Stock Price Volatility.    The expected volatility represents the estimated volatility in the price of our Class A common stock over a time period that approximates the expected term of the awards. The expected volatility has historically been determined using a blended combination of historical and implied volatility, but is currently being determined using historical volatility only. Historical volatility is representative of the historical trends in our stock price for periods preceding the measurement date for a period that is commensurate with the expected term. Implied volatility is based upon externally traded option contracts of our Class A common stock.
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended
	December 30, 2022	December 31, 2021
Expected term (in years)	4.82	4.78
Risk-free interest rate	3.6%	1.2%
Expected stock price volatility	29.4%	28.6%
Dividend yield	1.6%	1.1%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended
	December 30, 2022	December 31, 2021
Compensation expense
Stock options	$2,405	$3,305
Restricted stock units (1) (2)	27,552	27,720
Employee stock purchase plan	1,283	1,631
Total stock-based compensation expense	31,240	32,656
Estimated benefit from income taxes	(4,702)	(5,119)
Total stock-based compensation, net of tax	$26,538	$27,537
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.3 million of capitalized stock-based compensation related to internal-use software in the first quarter of fiscal 2023.
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended
	December 30, 2022	December 31, 2021
Compensation expense
Cost of products and services	$503	$590
Research and development	10,676	10,102
Sales and marketing	10,727	12,248
General and administrative	9,334	9,716
Total stock-based compensation expense	31,240	32,656
Estimated benefit from income taxes	(4,702)	(5,119)
Total stock-based compensation, net of tax	$26,538	$27,537
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the first quarter of fiscal 2023 and fiscal 2022.

Unrecognized Compensation Expense.    As of December 30, 2022, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $16.5 million, which is expected to be recognized over a weighted-average period of 2.7 years. As of December 30, 2022, total unrecognized compensation expense associated with RSUs expected to vest was approximately $252.2 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of December 30, 2022 (in thousands):

Date of Authorization	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Fiscal 2021: July 2021	350,000
Fiscal 2022: February 2022	250,000
Fiscal 2022: August 2022	350,000
Total	$2,950,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of December 30, 2022, the remaining authorization to purchase additional shares was $311.4 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2023:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 30, 2022	680,861	$49,412	$72.57
Total	680,861	$49,412
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2023:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 30, 2022	February 2, 2023	February 14, 2023	February 22, 2023	$0.27	$25.9 million	(1)
(1)The dividend payment amount for the dividend declared in the first quarter of fiscal 2023 is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended December 30, 2022
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(5,986)	$(4,483)	$(41,172)	$(51,641)
Other comprehensive loss before reclassifications:
Unrealized gains	1,532	5,180	—	6,712
Foreign currency translation gains (1)	—	—	14,078	14,078
Net of tax	1,532	5,180	14,078	20,790
Amounts reclassified from AOCI into earnings:
Realized losses (2)	(213)	(1,004)	—	(1,217)
Income tax effect - benefit (3)	37	156	—	193
Net of tax	(176)	(848)	—	(1,024)
Net current-period other comprehensive income	1,356	4,332	14,078	19,766
Ending Balance	$(4,630)	$(151)	$(27,094)	$(31,875)

	Fiscal Quarter Ended December 31, 2021
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$220	$(122)	$(10,128)	$(10,030)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	(962)	453	—	(509)
Foreign currency translation losses (1)	—	—	(1,190)	(1,190)
Income tax effect - expense	—	(49)	(34)	(83)
Net of tax	(962)	404	(1,224)	(1,782)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	462	(185)	—	277
Income tax effect - benefit/(expense) (3)	(4)	18	—	14
Net of tax	458	(167)	—	291
Net current-period other comprehensive income/(loss)	(504)	237	(1,224)	(1,491)
Ending Balance	$(284)	$115	$(11,352)	$(11,521)
(1)The foreign currency translation losses during the first quarter of fiscal 2023 were primarily due to the strengthening of the U.S. dollar compared to other foreign currencies.
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended
	December 30, 2022	December 31, 2021
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$79,375	$80,014

Denominator:
Weighted-average shares outstanding—basic	95,905	101,230
Potential common shares from options to purchase common stock	533	1,348
Potential common shares from restricted stock units	566	1,201
Potential common shares from employee stock purchase plan	43	22
Weighted-average shares outstanding—diluted	97,047	103,801

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.83	$0.79
Diluted	$0.82	$0.77

Antidilutive awards excluded from calculation:
Stock options	1,509	413
Restricted stock units	350	203
Employee stock purchase plan	10	15

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefits
As of December 30, 2022, the total amount of gross unrecognized tax benefits was $72.9 million, of which $53.0 million, if recognized, would reduce our effective tax rate. As of September 30, 2022, the total amount of gross unrecognized tax benefits was $69.7 million, of which $44.0 million, if recognized, would reduce our effective tax rate. The first quarter fiscal 2023 increase was primarily due to current year reserves for transfer pricing and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our condensed consolidated balance sheets.
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the first quarter of fiscal 2023 was 20.5% or a tax expense of $20.5 million and our effective tax rate in the first quarter of fiscal 2022 was 12.5% or a tax expense of $11.4 million. The increase in our effective tax rate was primarily due to a shift in the mix of earnings to jurisdictions with higher tax rates and lower tax benefits related to settlement of stock-based awards.
Compared to the Federal statutory rate of 21%, our effective tax rates for the first quarter of fiscal 2023 was lower primarily due to the mix of earnings favoring jurisdictions with lower tax rates.

13. Restructuring
Restructuring charges recorded in our condensed consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2022 Restructuring Events.    In January 2022, we implemented a restructuring plan within our entertainment organization to align resources with a revised business strategy and outlook, and to support our higher priority focus areas. As a result, we recorded $8.9 million in restructuring costs in fiscal 2022. Actions related to this plan are expected to be completed by the end of fiscal 2023. The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 24, 2021	$163	$4	$167
Restructuring charges	8,874	1,749	10,623
Cash payments and adjustments	(3,256)	(1,753)	(5,009)
Balance at September 30, 2022	$5,781	$—	$5,781
Restructuring credits	—	(244)	(244)
Cash payments and adjustments	(1,952)	244	(1,708)
Balance at December 30, 2022	$3,829	$—	$3,829
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

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of December 30, 2022 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Naming rights	$8,416	$12,794	$13,126	$13,472	$8,534	$44,316	$100,658
Purchase obligations	26,361	19,063	2,932	379	127	37	48,899
Donation commitments	1,762	116	116	116	86	417	2,613
Total	$36,539	$31,973	$16,174	$13,967	$8,747	$44,770	$152,170
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; the effect of the coronavirus pandemic ("COVID-19") on our business; market growth opportunities and trends; the development and launch of new products, features, and platforms; our ability to maintain key partnership relationships; our plans, strategies and expected opportunities; future competition; our stock repurchase plan; and our dividend policy. Use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "intend," "could," "can," "would," "target," "goal," "outlook," "project," "contemplate," "future," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions indicates a forward-looking statement. Such forward-looking statements are based on management's reasonable and current assumptions and expectations, but such statements inherently involve substantial risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including but not limited to the risks set forth in Part II, Item 1A, "Risk Factors" and key challenges set forth in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We disclaim any duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.
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
Expanding the Reach of our Technologies. With our developer platform, Dolby.io, we are expanding our addressable market to enhance a broader range of content, by enabling developers to build high quality, interactive, and media centric applications.
REVENUE GENERATION
We generate revenue from approximately 500 electronics product OEMs and software developers. As of December 30, 2022, we had approximately 17,300 issued patents relating to technologies, which are licensed to third parties and derive a significant portion of our licensing revenue. We have approximately 1,600 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
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

Technology	Description
AAC, HE-AAC and Extended HE-AAC	Advanced digital audio codec solutions with high bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby® AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos®	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos provides an immersive experience that can be provided via multiple Dolby audio coding technologies.
DD	A digital audio coding technology that provides multichannel sound to a variety of media applications.
DD+	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby® TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision®	An imaging technology combining high dynamic range and dynamic metadata to deliver ultra vivid colors, sharper contrasts, and richer details for cinema and a wide range of media devices.
HEVC	A digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of revenue from our licensing business for all periods presented:

	Fiscal Quarter Ended
Market	December 30, 2022	December 31, 2021	Main Offerings Incorporating Our Technologies
Broadcast	38%	37%	Televisions and STBs
Mobile	21%	23%	Smartphones and Tablets
CE	18%	17%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	8%	10%	Windows and macOS operating systems
Other	15%	13%	Dolby Cinema, Gaming consoles, and Automotive
Total	100%	100%
We have various licensing models: a two-tier model, an integrated licensing model, a patent licensing model, recoveries, and collaboration arrangements.
Two-Tier Licensing Model.   Most of our consumer entertainment licensing business consists of a two-tier licensing model whereby our decoding technologies, included in reference software and firmware code, are first provided under license to semiconductor manufacturers whom we refer to as implementation licensees.

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
Products
We design and manufacture audio and imaging hardware and software products for the cinema, television, broadcast, and entertainment industries. Distributed in approximately 100 countries, these products are used in content creation, distribution, and playback to enhance image and sound quality, and improve transmission and playback. Additionally, some of our Dolby Cinema arrangements are classified as sales-type leases, and as a result are included in products sales.

Key products from which we generate products revenue are summarized in the table below:

Product		Description
Cinema	Cinema Imaging Products	Digital Cinema Servers used to load, store, decrypt, decode, watermark, and playback digital film files for presentation on digital cinema projectors and software used to encrypt, encode, and package digital media files for distribution
	Cinema Audio Products	Cinema Processors, amplifiers, and loudspeakers used to decode, render, and optimally play back digital cinema soundtracks, including those using Dolby Atmos
Other	Other Products	3-D glasses and kits, broadcast hardware and software used to encode, transmit, and decode multiple channels of high-quality audio for DTV and HDTV distribution, monitors, accessibility solutions for hearing and visually impaired consumers
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

MACROECONOMIC CONDITIONS
The current macroeconomic environment has negatively impacted many of our licensees and that directly impacts our financial results. Our revenue has been impacted by macroeconomic conditions, including but not limited to, elevated inflation, rising interest rates, COVID-19-related restrictions and economic impacts, supply chain constraints, increased shipping costs, international conflicts, reduced discretionary consumer spending, and reduced new product investment by our customers caused by higher interest rates and lower demand. The impacts of the current macroeconomic environment on our partners have resulted in the disruption of consumer products' supply chains, shortages of certain semiconductor components, and delays in shipments, product development, and product launches. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, we may be negatively impacted by delays in transaction cycles and our recoveries efforts due to the noted macroeconomic conditions and related uncertainty. The future implications of these macroeconomic conditions on our business, results of operations and overall financial position remain uncertain. We continue to monitor the evolving situation and the impact on our business. Further discussion of the potential impacts of these macroeconomic effects on our business can be found in Part II, Item 1A "Risk Factors."
EXPANDING OUR LEADERSHIP IN AUDIO AND IMAGING EXPERIENCES
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We can increase our value proposition and create opportunities by broadening Dolby technologies into new types of content, such as music, gaming, live sports, and user-generated content. We are increasingly making our audio and imaging technologies available for content beyond premium entertainment through Dolby.io, creating new revenue generating opportunities. The following is a discussion of the key markets that we address and the various Dolby technologies and solutions that serve these markets.
LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for premium entertainment playback. Our audio technologies are primarily comprised of DD+, Dolby Atmos, AC-4, and our AAC and HE-AAC technologies. Our imaging technologies are primarily comprised of Dolby Vision and our AVC and HEVC technologies. Licensing revenue is primarily driven by the adoption of our technologies on devices and the number of devices shipped by licensees. DD+, AC-4, and our AAC and HE-AAC audio patents (collectively, our "foundational audio technologies") have broad penetration across a diverse set of devices and end markets. Our revenue from these technologies is primarily driven by device shipments from licensees, and as such, is impacted by consumer spending. Other factors, such as global supply constraints or device lifecycles, may also impact revenue from these technologies. In the future, we expect revenue from our foundational audio technologies to generally reflect market trends in device shipments. Further, in certain countries, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. The remaining portion of our licensing revenue is derived from offerings such as Dolby Vision, Dolby Atmos, our imaging patents, and Dolby Cinema. These offerings have not been in the market as long as our foundational audio technologies, thus revenue growth is primarily driven by increased adoption and the addition of new licensees.
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

We have also enabled a broader range of content, such as music, gaming, live sports, and user-generated content. This quarter, the Belgium music festival Tomorrowland streamed their festival in Dolby Atmos, and has released replay footage of the event on Apple Music in Dolby Atmos. Also in the first quarter of fiscal 2023, the popular mobile game PUBG Mobile was made available to play in Dolby Atmos globally. The 2022 FIFA World Cup was broadcast internationally by 12 global operators and three free-to-air terrestrial broadcasters in Dolby Vision and/or Dolby Atmos. Vivo launched its flagship mobile phone X90 Pro+ with Dolby Vision Capture and playback, further enabling the creation of user-generated content.
We have worked with industry leaders to enhance these forms of content through the use of our technologies, creating additional value for the adoption of Dolby within devices such as mobile, PC, gaming consoles, and automotive.
The following are highlights from our first quarter of fiscal 2023 and key challenges related to audio and imaging licensing, by market. Further discussion of the potential impacts of these key challenges on our business can be found in Part II, Item 1A "Risk Factors."
Broadcast
Highlights: We have an established global presence with respect to our DD+ and HE-AAC audio technologies in broadcast services and devices. We have expanded our offerings in the broadcast market through technologies such as Dolby Atmos and AC-4, Dolby Vision, as well as AVC and HEVC imaging technologies which we license through patent pools.
We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. Many such partners have continued to expand their support of the combined Dolby Vision and Dolby Atmos experience. For example, at CES in January 2023, LG announced their latest TV lineup that supports Dolby Vision and Dolby Atmos, and Hisense announced several new UHD TVs and Laser TVs that support Dolby Vision and Dolby Atmos. Additionally, TCL announced new QLED and Mini-LED TVs with Dolby Vision and Dolby Atmos.
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
Mobile
Highlights: We continue to focus on adoption of our technologies across major mobile ecosystems, including Apple and Android. HE-AAC and HEVC are widely adopted audio and video technologies across mobile devices, and we offer these technologies through our patent licensing programs. We also continue to focus on expanding adoption of our DD+, AC-4, Dolby Atmos, and Dolby Vision technologies in the mobile market. The breadth of mobile devices supporting Dolby technologies continues to increase globally. Subsequent to the first quarter of fiscal 2023, OPPO launched the OnePlus 11, its first phone that supports Dolby Vision and Dolby Atmos.
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

Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as AVRs, soundbars, wireless and smart speakers, DMAs, and Blu-Ray players, through the inclusion of our DD+ technology, and increasingly through the inclusion of Dolby Atmos and Dolby Vision. AAC and HE-AAC technologies also have broad adoption through our patent licensing programs. We continue to focus on expanding the availability of Dolby technologies to new devices. At CES in January 2023, LG and Samsung each announced 2023 soundbar line-ups that support Dolby Atmos.
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
Personal Computers
Highlights: DD+ continues to enhance audio playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of PCs from partners such as Apple, Lenovo, Dell, Samsung, and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming. Also in the first quarter of fiscal 2023, Tencent's streaming music platform QQ Music launched Dolby Atmos support in Mac operating systems.
Key Challenges: PC revenue from audio technologies such as DD+ has been impacted by a decline in the portion of PCs that have optical disc functionality in recent years, which has resulted in a decline in our ASPs. We must continuously collaborate and maintain our key partnerships with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems. Additionally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements.
Other Markets
Highlights: DD+ is incorporated in the Xbox and PlayStation gaming consoles that support gaming content and streaming for movie and television content. The Xbox Series X and Series S gaming consoles support Dolby Vision and Dolby Atmos for streaming and gaming content. Additionally, our technologies continue to be incorporated into the latest headphones by various OEMs.
We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system, and more recently through the adoption of Dolby Atmos Music. As of the first quarter of fiscal 2023, Mercedes-Benz has adopted Dolby Atmos and Dolby Atmos Music in several of their car models. In addition, Chinese electric car manufacturer Li Auto and NetEase Cloud Music announced a collaboration to deliver Dolby Atmos Music in Li Auto cars.
Key Challenges: Consumer demand for devices in the gaming industry is impacted by anticipation of console refresh cycles. In addition, the gaming console market has competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. Automotive revenue has been negatively impacted by a decline in the portion of cars that have optical disc playback. Recent shortages of certain semiconductor components could result in lower implementation of our technologies in vehicles by automotive manufacturers. If OEMs do not incorporate our technologies in current and future products, our revenue will face downward pressure. Additionally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements.
In addition to licensing revenue derived from the licensing of audio and imaging technologies into the markets discussed above, we offer our audio and imaging technologies to create Dolby experiences through Dolby Cinema.

Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with over 280 open Dolby Cinema sites located in the U.S. and internationally, although some are subject to capacity restrictions per local regulations, and with five new sites opened during the first quarter of fiscal 2023. The breadth of motion pictures for Dolby Cinema continues to grow with over 400 theatrical titles in both Dolby Vision and Dolby Atmos having been announced or released from all of the major studios as of the end of the first quarter of fiscal 2023.
Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success, and our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering is tied to global box office performance generally. COVID-19 has had a significant effect on theatrical exhibition, which could impact the financial viability of our key partners. The response to COVID-19 including the closure of cinemas in China and government-imposed restrictions has had a negative impact on our cinema-related revenue and consumer demand, although consumer demand for the cinema has been improving. It is uncertain whether consumer demand for the cinema will return to previous levels.
PRODUCTS AND SERVICES
A majority of our products and services revenue is derived from the sale of audio and imaging products for the cinema, television, broadcast, communication, and entertainment industries. Revenue from our developer platform, Dolby.io, is also included in products and services.
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the first quarter of fiscal 2023, there are over 7,000 Dolby Atmos screens installed or committed and over 2,400 Dolby Atmos theatrical titles have been announced or released.
We also offer a variety of other cinema products, such as the Dolby Multichannel Amplifier and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than other commercially available options.
Key Challenges: Demand for our cinema products is dependent upon our partners and their success in the market, industry and economic cycles, box office performance, and our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in international markets, which are subject to geopolitical risks. Additionally, weakness in general economic conditions due to inflation, recession, pandemic or other worsening economic conditions could have a negative impact on our cinema-related revenue due to reduced consumer discretionary spending. We may also be faced with pricing pressures or competing technologies, which would affect our revenue. We have also experienced supply chain shortages and increased shipping costs that have created challenges to maintain the sufficient supply of cinema products to meet the demand in the market.
Additionally, the effects of COVID-19 such as the closure of cinemas and public health mandates have had a negative impact on Dolby Cinema attendance. In addition, supply chain constraints may impact our ability to provide cinema products and services to our customers. COVID-19 has also negatively impacted the financial health of our cinema customers and partners.
Developer Platform Services
Highlights: We are focused on bringing our expertise in media and communications to a broader range of content and digital experiences. For example, we are increasing our engagement with new customers across different industries through our developer platform, Dolby.io, that enables developers to access our technologies through APIs. The current offerings include audio and video APIs for building high-quality communications, media, and streaming solutions. Since the launch of Dolby.io in fiscal 2020, we have seen an expansion of the use cases for the platform. Examples include virtual live performances, online and hybrid events, social audio, premium education, gaming, sports, and content creation and production. Dolby.io provides tools to help developers create immersive experiences through apps and services with high quality audio and video, spatialized sound, and deliver live-streamed content with low latency.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the critical accounting policies from those included in our fiscal 2022 Annual Report on Form 10-K filed with the SEC, as per Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included therein.
RESULTS OF OPERATIONS
For each line item included on our unaudited interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the unaudited interim condensed consolidated financial statements for the quarters ended December 30, 2022 and December 31, 2021. Note that adjustments related to previously misreported sales-based royalties as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change
Licensing	December 30, 2022	December 31, 2021	$	%
Revenue	$308,011	$332,284	$(24,273)	(7)%
Percentage of total revenue	92%	94%
Cost of licensing	13,359	14,935	(1,576)	(11)%
Gross margin	294,652	317,349	(22,697)	(7)%
Gross margin percentage	96%	96%

	Fiscal Quarter Ended
Licensing Revenue By Market	December 30, 2022		December 31, 2021
Broadcast	$117,334	38%	$121,633	37%
Mobile	64,286	21%	74,920	23%
CE	55,083	18%	57,573	17%
PC	24,286	8%	34,777	10%
Other	47,022	15%	43,381	13%
Total licensing revenue	$308,011	100%	$332,284	100%

Q1 2023 vs. Q1 2022

Factor	Licensing Revenue		Gross Margin
Mobile	â	Lower revenue due to timing of minimum volume transactions in the prior year, partially offset by increased adoption of Dolby Vision and Dolby Atmos	ßà	No significant fluctuations
PC	â	Lower revenue due to higher recoveries in the prior year, and lower unit shipments in the current period
Broadcast	â	Lower revenue due to lower TV unit shipments and lower recoveries, partially offset by a favorable true-up in the current quarter and higher revenue from Dolby Vision and Dolby Atmos
Other	á	Higher gaming revenue due to favorable true-up in the current quarter, offset by lower Dolby Cinema revenue due to lower box office receipts
CE	â	Lower revenue due to higher recoveries in the prior year, partially offset by higher adoption of Dolby Vision and Dolby Atmos

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
Services revenue consists of fees charged to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color, and light image calibration. Services revenue also includes PCS for products sold and equipment installed at Dolby Cinema theaters operated by exhibitor partners and support for the implementation of our technologies into products manufactured by our licensees. Also included in services revenue are amounts generated through our Dolby.io developer platform. Cost of services consists of personnel and personnel-related costs for providing our professional services, software maintenance and support, external contractors, and other direct expenses incurred on behalf of customers.

	Fiscal Quarter Ended		Change
Products and Services	December 30, 2022	December 31, 2021	$	%
Revenue	$26,910	$19,349	$7,561	39%
Percentage of total revenue	8%	6%
Cost of products and services	21,091	17,774	3,317	19%
Gross margin	5,819	1,575	4,244	269%
Gross margin percentage	22%	8%
Q1 2023 vs. Q1 2022

Factor	Products and Services Revenue		Gross Margin
Products	á	Increased demand for cinema equipment as the exhibitor market continues to recover	á	Higher gross margin due to higher cinema products revenue, lower excess and obsolescence charges, and lower manufacturing spend
Services	ßà	Higher Dolby.io revenue partially offset by lower cinema production services revenue	ßà	No significant fluctuations
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change
	December 30, 2022	December 31, 2021	$	%
Research and development	$64,450	$68,824	$(4,374)	(6)%
Percentage of total revenue	19%	20%
Q1 2023 vs. Q1 2022

Category	Key Drivers
Compensation and Benefits	â	Lower salaries expense of $3.8 million primarily due to lower headcount and the extra week in the prior fiscal year
Sales and Marketing
S&M expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing and promotional expenses for events such as trade shows and conferences, marketing campaigns, travel-related expenses, contractor fees, facilities costs, depreciation and amortization, information technology expenses, and legal costs associated with the protection of our IP.

	Fiscal Quarter Ended		Change
	December 30, 2022	December 31, 2021	$	%
Sales and marketing	$82,205	$97,170	$(14,965)	(15)%
Percentage of total revenue	25%	28%
Q1 2023 vs. Q1 2022

Category	Key Drivers
Marketing Programs	â	Lower costs of $7.5 million primarily due to marketing efforts for growth initiatives and branding activities in the prior period
Compensation & Benefits	â	Lower salaries expense of $3.4 million and lower fringe benefits expense of $1.5 million primarily due to lower headcount and the extra week in the prior fiscal year
Travel	á	Higher costs of $1.9 million for company travel due to lighter COVID-19 travel restrictions as compared to the prior period
Legal, Professional, and Contractors	â	Lower costs of $1.6 million primarily for patent support activities
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Quarter Ended		Change
	December 30, 2022	December 31, 2021	$	%
General and administrative	$59,972	$62,444	$(2,472)	(4)%
Percentage of total revenue	18%	18%
Q1 2023 vs. Q1 2022

Category	Key Drivers
Credit Loss Expense	â	Lower credit loss expense of $2.6 million primarily due to higher collections from our customers
Other Income/Expense
Other income/expense primarily consists of interest income earned on cash and investments and the net gains or losses from foreign currency transactions, derivative instruments, our proportionate share of net income or losses from our equity method investment, and sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change
	December 30, 2022	December 31, 2021	$	%
Other income	$5,894	$861	$5,033	585%
Percentage of total revenue	2%	—%
Q1 2023 vs. Q1 2022

Category	Key Drivers
Interest Income	á	Higher yields on our current year investment balances due to increased interest rates
Income Taxes
Our effective tax rate is based on our annual fiscal year results and is affected each period-end by several factors. These factors include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in our foreign jurisdictions, as well as discrete items such as changes to our unrecognized tax benefits that may occur in but are not necessarily consistent between periods. For additional information related to effective tax rates, see Note 12 "Income Taxes" to our unaudited interim condensed consolidated financial statements.

	Fiscal Quarter Ended
	December 30, 2022	December 31, 2021
Provision for income taxes	$(20,534)	$(11,432)
Effective tax rate	20.5%	12.5%
Q1 2023 vs. Q1 2022

Factor	Impact On Effective Tax Rate
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards
Foreign Operations	á	Lower benefit from earned income in lower tax jurisdictions

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of December 30, 2022, we had cash and cash equivalents of $626.2 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $256.9 million, which consisted of corporate bonds, government bonds, municipal debt securities, certificates of deposit, commercial paper, and U.S. agency securities.
The following table presents selected financial information as of December 30, 2022 and September 30, 2022 (in thousands):

	December 30, 2022	September 30, 2022
Cash and cash equivalents	$626,158	$620,127
Short-term investments	132,875	189,213
Long-term investments	124,024	102,514
Accounts receivable, net	289,597	243,593
Accounts payable and accrued liabilities	247,707	244,408
Working capital	1,058,968	1,033,376
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
Shareholder Return
We have returned cash to stockholders through both repurchases of Class A common stock under our repurchase program initiated in fiscal 2010 and our quarterly dividend program initiated in fiscal 2015. Refer to Note 9 "Stockholders' Equity and Stock-Based Compensation" to our unaudited interim condensed consolidated financial statements for a summary of dividend payments made under the program during fiscal 2023 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $2.6 billion of stock repurchases under the program.
The Inflation Reduction Act and CHIPS and Science Act were signed into law in August 2022. The Inflation Reduction Act introduced a one percent non-deductible excise tax on certain public company stock buybacks made after December 31, 2022. We are currently analyzing the impact of the excise tax, which will be dependent on the extent of our future net stock repurchase activities.
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. In the first quarter of fiscal 2023, a quarterly dividend of $0.27 per share was paid on our Class A and Class B common stock to eligible stockholders of record.
Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the unaudited interim condensed consolidated statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).

Operating Activities

	Fiscal Quarter Ended
	December 30, 2022	December 31, 2021
Net cash provided by operating activities	$56,395	$31,660
Net cash provided by operating activities increased $24.7 million in the fiscal quarter-to-date period ended December 30, 2022 as compared to the fiscal quarter-to-date period ended December 31, 2021, primarily due to the following:

Factor	Impact On Cash Flows
Working Capital	á	Higher inflows due higher accounts payable and accrued liabilities and non-current tax liabilities, partially offset by increased accounts receivable
Investing Activities

	Fiscal Quarter Ended
	December 30, 2022	December 31, 2021
Net cash provided by/(used in) investing activities	$28,300	$(126,111)
Net cash provided by investing activities was $154.4 million higher in the fiscal quarter-to-date period ended December 30, 2022 as compared to the fiscal quarter-to-date period ended December 31, 2021, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds from Investments	á	Higher inflows from the sale and maturity of marketable investment securities
Purchase of Investments	á	Lower outflows for the purchase of marketable investment securities, and other investments
Financing Activities

	Fiscal Quarter Ended
	December 30, 2022	December 31, 2021
Net cash used in financing activities	$(90,093)	$(72,839)
Net cash used in financing activities was $17.3 million higher in the fiscal quarter-to-date period ended December 30, 2022 as compared to the fiscal quarter-to-date period ended December 31, 2021, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	â	Higher outflows from increased common stock repurchases
Common Stock Issuance	â	Lower inflows from employee stock option exercises
Shares Repurchased for Tax Withholdings	á	Lower outflows due to lower share price of vested RSUs
Contractual Obligations and Commitments
Since the end of our most recent fiscal year ended September 30, 2022, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business. For additional details regarding our contractual obligations, see Note 7 "Leases" and Note 15 "Commitments and Contingencies" to our unaudited interim condensed consolidated financial statements.
In the first quarter of fiscal 2023, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of December 30, 2022, we had cash and cash equivalents of $626.2 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $256.9 million, which consisted of corporate bonds, government bonds, municipal debt securities, certificates of deposit, commercial paper, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. As of December 30, 2022, the weighted-average credit quality of our investment portfolio was AA+, with a weighted-average maturity of approximately ten months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of December 30, 2022, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $2.2 million and $1.1 million, respectively.
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
The pre-tax gain attributed to the effective portion of cash flow hedges recognized in AOCI was $5.2 million in the first quarter of fiscal 2023 and was not material in the first quarter of fiscal 2022. The pre-tax effective portion of the loss reclassified to the condensed consolidated statements of operations was $1.0 million in the first quarter of fiscal 2023 and was not material in the first quarter of fiscal 2022.
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
As of December 30, 2022 and September 30, 2022, the outstanding derivative instruments had maturities of equal to or less than 9 months, and the total notional amounts of outstanding contracts were $114.8 million and $130.8 million, respectively.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of December 30, 2022. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $5.0 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $5.0 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending December 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Even after COVID-19 has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that may occur. Specifically, difficult macroeconomic conditions, such as elevated inflation, ongoing supply chain constraints, decreases in per capita income and levels of disposable income, increased rates of resignation or a decline in consumer confidence as a result of COVID-19 or otherwise, could have an adverse effect on our results of operations.
Markets We Target
Dependence on Sales by Licensees. Our licensing businesses depend on OEMs and other licensees to incorporate our technologies into their products. Our license agreements generally do not have minimum purchase commitments, are typically non-exclusive, and frequently do not mandate incorporation or use of our technologies. Our revenue will decline if our licensees choose not to incorporate our technologies into their products or if they sell fewer products incorporating our technologies.
Trends in Content Distribution. Changing trends in the way that content is distributed and consumed may impact our existing business and future opportunities for growth. One such trend is the shift by consumers in certain markets away from subscription-based cable and satellite television providers toward streaming services, commonly referred to as "cord-cutting." While cable and satellite television often require a STB, today consumers can also access streaming media through smart TVs or DMA devices. As consumers trend toward canceling subscriptions to these traditional cable and satellite providers and turn to streaming media, we expect demand for STBs in certain regions to continue to decline. If we are unable to derive additional revenue from the smart TV and DMA markets to make up for decreases in our STB-related revenue, our financial results may be negatively impacted. Other changes to the way content is distributed and consumed may impact our licensing and other businesses in a similar fashion, and we may not be able to anticipate and respond effectively to such future changes.
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
In order to increase the value of our technologies in the mobile market and increase OEM and software vendor demand for our decoding technologies, we have worked with online and mobile media content service providers to encode their content with our technologies. However, the online and mobile media content services markets are also characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent product and service introductions and short life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing or the removal of our technologies by these providers and may result in decreased revenue from our mobile market. Further, current macroeconomic conditions due to inflation, COVID-19, geopolitical instability, and other factors may adversely impact consumer demand for mobile devices. Such conditions may continue to adversely impact the ability of our partners to manufacture such devices, supply chain and distribution, the timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
PC Industry Risks. Revenue from our PC market depends on several factors, including underlying PC unit shipments, the extent to which our technologies are included on computers, including through operating systems and various subsystems, and the terms of any royalties or other payments we receive. Further, we rely on a small number of partnerships with key participants in the PC market. If we are unable to maintain these key relationships, we may experience a decline in PCs incorporating our technologies. COVID-19 and other macroeconomic factors may adversely impact consumer and enterprise demand for PCs, and may continue to adversely impact PC manufacturing, supply chain and distribution, the timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
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
Customers and Distributors
Loss of Key Licensee or Customer. A small number of our licensees or customers may represent a significant percentage of our licensing, products, or services revenue. Although we generally have agreements with these licensees or customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit licensees from using competing technologies or customers from purchasing products and services from competitors. Customer demand for our technologies and products can shift quickly as many of our markets are rapidly evolving. In consumer electronic device markets, our technologies are not mandated and are subject to significant competition, so there is a risk that a large consumer electronic device licensee may reduce or eliminate its use of our technologies.
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
Industry Standards
The entertainment industry has historically depended upon industry standards to ensure compatibility across delivery platforms and a wide variety of consumer entertainment products. We make significant efforts to design our products and technologies to address capability, quality, and cost considerations so that they either meet or, more importantly, are adopted as industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we plan to compete in the future. We are also active in standards development where many contributing members work together to come up with next-generation technology standards in media, entertainment, and communications technologies. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of standards-setting organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such.
The market for broadcast technologies in particular has traditionally been heavily based on industry standards, often mandated by governments choosing from among alternative standards, and we expect this to continue to be the case in the future. The continued advancement of OTT media delivery and consumption is altering the landscape for broadcast standards and impacting the importance of the inclusion of our technology in certain broadcast standards, and we cannot predict if and to what extent this may impact our revenue.
Difficulty Becoming Incorporated in an Industry Standard. Standards-setting organizations establish technology standards for use in a wide range of products and solutions. It can be difficult for companies to have their technologies adopted as an industry standard, as multiple companies, including ones that typically compete against one another, are involved in the development of new technology standards for use in consumer products. Furthermore, some standards-setting organizations choose to adopt a set of optional standards or a combination of mandatory and optional standards; in such cases, our technologies may be adopted only as an optional standard and not a mandatory standard. Standards may also change in ways that are unfavorable to Dolby.
Participants May Choose Among Alternative Technologies within Standards. Even when a standards-setting organization incorporates our technologies in an industry standard for a particular market or geographic region, our technologies may not be the sole technologies adopted for that market. Furthermore, different standards may be adopted within a single market or region, and across different markets and regions. Our operating results depend upon participants in that market choosing to adopt our technologies instead of competitive technologies that also may be acceptable under such standard. For example, the continued growth of our revenue from the broadcast market will depend upon both the continued global adoption of DTV generally, including in emerging markets, and the choice to use our technologies where it is one of several accepted industry standards.
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
Royalties We Owe Others. In some cases, the products we sell and the technologies we license to our customers include IP that we have licensed from third parties. Our agreements with these third parties generally require us to pay them royalties for that use, and to give the third parties the right to audit our calculation of those royalties. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensors regarding license terms. A successful challenge by a third party could result in the termination of a license agreement or an increase in the amount of royalties we have to pay to the third party.
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

TECHNOLOGY TRENDS AND DEVELOPMENTS
Technology Innovation. Our revenue growth will depend upon our success in new and existing markets for our technologies, such as digital broadcast, mobile devices, online and mobile media distribution, cinema, consumer imaging and communications. The markets for our technologies and products are influenced by:
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
For instance, to broaden adoption of Dolby Vision and Dolby Atmos, we will need to continue to expand the array of products and consumer devices that incorporate Dolby Atmos and Dolby Vision, expand the pipeline of Dolby Atmos and Dolby Vision content available from content creators, and encourage consumer adoption in the face of competing products and technologies. Similarly, the success of Dolby Cinema is dependent on our ability to partner with movie theater exhibitors to launch new Dolby Cinema sites and to deploy new sites in accordance with plans, and on the continued release and box-office success of new films in the Dolby Vision and Dolby Atmos formats released through Dolby Cinemas. These factors are subject to increased risk due to COVID-19 and related government actions, including the shutdown of cinemas and other non-essential businesses, delay in royalty and other payments and solvency of our exhibitor partners.
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
Patent Royalties and Expiration. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of December 30, 2022, we had approximately 17,300 issued patents in addition to approximately 4,300 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through December 2046. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenue could decline.
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
Information Security. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain sensitive and confidential information, including our trade secrets and proprietary business information, and personal data, as well as content and information owned by or pertaining to our customers, suppliers and business partners. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. Our information technology and infrastructure may be vulnerable to attacks by malicious actors including, but not limited to, nation-states and cyber criminals, malware, software bugs or other technical malfunctions, ransomware attacks, or other disruptions. Our sensitive, confidential or proprietary information may be misappropriated by third-party service providers or others who may inappropriately access or exfiltrate that information from a third-party service provider's system.
The number and sophistication of malicious attacks and disruptions that companies have experienced has increased over the past few years, including computer viruses, malware, ransomware, cyber extortion, social engineering, denial of service, and other similar attacks and disruptions. These risks could be elevated in connection with the military conflict between Russia and Ukraine. Measures we have undertaken to protect our information technology systems (including physical access controls, encryption, and authentication technologies) may be unsuccessful in deterring or repelling malicious actors. Moreover, system updates and security patches may suffer delayed implementation during extended remote working circumstances. In addition, because techniques used by malicious actors (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our response or the effectiveness of our response and impede our operations and ability to limit our exposure to third-party claims and other potential liability. Attacks on our systems have occurred in the past and may occur, and be successful, in the future. In some instances, we might be unaware of an incident or its nature, magnitude and effects. Such risks are also faced by our third-party service providers and others, which forms another vector for malicious attacks on our systems.
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

A variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the California Privacy Rights Act (CPRA) and the Virginia Consumer Data Protection Act, which took effect on January 1, 2023 (with certain provisions of the CPRA having retroactive effect to January 1, 2022), as well as obligations from new privacy laws in Colorado, Connecticut and Utah, which will also take effect in 2023, may require us to further modify certain of our information practices and could subject us to additional compliance costs and expenses. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection (including regimes such as the CPRA and continuing developments in the European Union, U.K., and U.S. data privacy frameworks that are rapidly evolving) could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business. Our commercial and cybersecurity insurance policies may be insufficient to insure us against these risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.
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
Pricing Pressures. The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to drive the adoption of our technologies into online content and portable devices, such as tablets and smartphones. Such pricing pressures may be exacerbated by increased rates of inflation, which may cause device manufacturers to take additional steps to limit costs. Retail prices for consumer entertainment products that include our sound technologies, such as home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in additional downward pressure on the licensing fees we charge. Further, Dolby.io faces significant pricing pressure from other developer platforms offering media and communication APIs that may be able to offer competing services at lower prices.
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

Industry relationships have historically played an important role in the markets that we serve, particularly in the entertainment market. For example, sales of our products and services are particularly dependent upon our relationships with major film studios and broadcasters, and licensing of our technologies is particularly dependent upon our relationships with system licensees and IC manufacturers. Industry relationships also play an important role in other markets we serve; for instance, our relationships with developers are important in fostering the adoption of APIs offered by Dolby.io. If we fail to maintain and strengthen our industry relationships, industry participants may be less likely to purchase and use our technologies, products, and services, or create content incorporating our technologies.

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
LEGAL AND REGULATORY COMPLIANCE
International Business and Compliance. We are dependent on international sales for a substantial amount of our total revenue. Approximately 70% and 65% of our revenue was derived outside of the U.S. in the fiscal quarters ended December 30, 2022 and December 31, 2021, respectively. We are subject to a number of risks related to conducting business internationally, including:
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
•Poor recognition and enforcement of IP rights;
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
Conflict Minerals. SEC rules require the disclosure of the use of tantalum, tin, tungsten, and gold (commonly referred to as "conflict minerals") that are sourced from the Democratic Republic of the Congo and surrounding countries. Certain of those minerals are used in the manufacturing process of electrical components that our products utilize. The potential inclusion of conflict minerals in the materials used in our products could affect the sourcing, availability and pricing of such materials as well as the companies we use to manufacture our products. In circumstances where sources of conflict minerals from the Democratic Republic of the Congo or surrounding countries are not validated as conflict free, we may take actions to change materials, designs or manufacturers to reduce the possibility that our contracts to manufacture products that contain conflict minerals finance or benefit local armed groups in the region. As there may be only a limited number of suppliers that can certify that they are offering “conflict free” conflict minerals, we cannot be sure that our component suppliers will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. These actions could also add engineering and other costs in connection with the manufacturing of our products. If conflict minerals are used in our products, even if inadvertently, disclosure of such use could affect public and investor perception of Dolby and our products.
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

Changes in U.S. tax law, including the Tax Cuts and Jobs Act ("Tax Act") and the Inflation Reduction Act, may affect our business. These provisions, their interpretations, and proposed changes to law introduced by the current administration could further impact our corporate trading structure and adversely affect our tax rate and cash flow in future years.
In addition, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has made changes to many long-standing transfer pricing and cross-border taxation rules that affect our operations. The OECD has proposed a 15% global minimum corporate tax, which has recently been adopted by the Council of the EU for enactment by EU Member States and may be adopted by the

U.S.. Further, the OECD, European Commission, EU Member States and other individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, it is possible that these law changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
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

STOCK-RELATED ISSUES
Controlling Stockholder. At December 30, 2022, the Dolby family and their affiliates owned 385,589 shares of our Class A common stock and 36,012,733 shares of our Class B common stock. As of December 30, 2022, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
Stock Repurchase Program. Our stock repurchase program may reduce the public float of shares available for trading on a daily basis. Such purchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will buy additional shares of our Class A common stock under our stock repurchase program or that any future repurchases will have a positive impact on our stock price or EPS. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our Class A common stock, the nature of other investment or strategic opportunities presented to us, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, the tax consequences of any repurchases (including the potential impact of the recently enacted 1% excise tax on stock repurchases), and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
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

GENERAL RISK FACTORS
Fluctuations in Foreign Currency Exchange Rates. We earn revenue, pay expenses, own assets and incur liabilities in foreign countries using several currencies other than the U.S. dollar. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. The majority of our revenue generated from international markets is denominated in U.S. dollars, while the operating expenses of our foreign subsidiaries are predominantly denominated in local currencies. Therefore, our operating expenses will increase when the U.S. dollar weakens against the local currency and decrease when the U.S. dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our unaudited interim condensed consolidated statements of operations. Further, our hedging programs may not be effective to offset any, or more than a portion, of the adverse impact of currency exchange rate movements. Additional risks related to fluctuations in foreign currency exchange rates are described in the Foreign Currency Exchange Risk section of Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk."
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
Competition for Employees. In order to be successful, we must attract, develop, and retain employees, including employees to work on our growth initiatives where our current employees may lack experience with the business models and markets we are pursuing. Competition for experienced employees in our markets can be intense. In order to attract and retain employees, we must provide competitive compensation packages, including cash and equity compensation. Our equity awards include stock options, RSUs and performance-based RSUs. The future value of these awards is uncertain, and depends on our stock price performance over time. In order for our compensation packages to be viewed as competitive, prospective employees must perceive our equity awards to be a valuable benefit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million, $200.0 million, $350.0 million, $350.0 million, $350.0 million, $250.0 million, and $350.0 million as announced on July 27, 2010, August 4, 2011, February 8, 2012, October 23, 2014, January 25, 2017, July 25, 2018, July 31, 2019, July 29, 2021, February 3, 2022, and August 9, 2022 respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate.
The following table provides information regarding our share repurchases made under the program during the first quarter of fiscal 2023:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
October 1, 2022 - October 28, 2022	—	$—	—	360.9 million
October 29, 2022 - November 25, 2022	247,508	$69.94	247,508	343.5 million
November 26, 2022 - December 30, 2022	433,353	$74.07	433,353	311.4 million
Total	680,861		680,861
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith

10.1*	2023 Dolby Executive Bonus Plan	Form 8-K	001-32431	November 18, 2022
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*     Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 2, 2023

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)