Form 10-Q
period 2023-03-31
Dolby Laboratories, Inc.
filed 2023-05-05
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On April 28, 2023, the registrant had 59,420,346 shares of Class A common stock, par value $0.001 per share, and 36,085,779 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended March 31, 2023

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$688,443	$620,127
Restricted cash	4,977	8,244
Short-term investments	126,393	189,213
Accounts receivable, net of allowance for credit losses of $9,991 and $11,834	283,315	243,593
Contract assets, net of allowance for credit losses of $128 and $125	275,262	176,093
Inventories, net	30,353	23,549
Prepaid expenses and other current assets	53,853	50,075
Total current assets	1,462,596	1,310,894
Long-term investments	100,797	102,514
Property, plant, and equipment, net	508,021	513,481
Operating lease right-of-use assets	44,721	46,530
Intangible assets, net	98,876	112,265
Goodwill	370,134	365,147
Deferred taxes	203,886	183,568
Other non-current assets	47,102	55,149
Total assets	$2,836,133	$2,689,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,170	$14,171
Accrued liabilities	246,757	230,237
Income taxes payable	14,496	1,265
Contract liabilities	22,963	18,588
Operating lease liabilities	12,625	13,257
Total current liabilities	314,011	277,518
Non-current contract liabilities	22,721	23,203
Non-current operating lease liabilities	35,243	37,685
Other non-current liabilities	108,166	100,122
Total liabilities	480,141	438,528

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 59,671,342 shares issued and outstanding at March 31, 2023 and 59,798,862 at September 30, 2022	54	53
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,085,779 shares issued and outstanding at March 31, 2023 and 36,085,779 at September 30, 2022	41	41
Retained earnings	2,378,115	2,297,730
Accumulated other comprehensive loss	(27,426)	(51,641)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,350,784	2,246,183
Noncontrolling interest	5,208	4,837
Total stockholders’ equity	2,355,992	2,251,020
Total liabilities and stockholders’ equity	$2,836,133	$2,689,548
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Revenue:
Licensing	$351,608	$313,833	$659,619	$646,117
Products and services	24,283	20,538	51,193	39,887
Total revenue	375,891	334,371	710,812	686,004

Cost of revenue:
Cost of licensing	21,365	16,672	34,724	31,607
Cost of products and services	19,684	18,843	40,775	36,617
Total cost of revenue	41,049	35,515	75,499	68,224

Gross profit	334,842	298,856	635,313	617,780

Operating expenses:
Research and development	67,951	67,421	132,401	136,245
Sales and marketing	95,695	84,230	177,900	181,400
General and administrative	61,939	98,693	121,911	161,137
Restructuring charges/(credits)	33	5,162	(211)	5,067
Total operating expenses	225,618	255,506	432,001	483,849

Operating income	109,224	43,350	203,312	133,931

Other income/(expense):
Interest income	6,773	1,098	11,651	1,814
Interest expense	34	(87)	(47)	(171)
Other income/(expense), net	1,250	(910)	2,347	(681)
Total other income	8,057	101	13,951	962

Income before income taxes	117,281	43,451	217,263	134,893
Provision for income taxes	(21,398)	(6,932)	(41,932)	(18,364)
Net income including noncontrolling interest	95,883	36,519	175,331	116,529
Less: net (income)/loss attributable to noncontrolling interest	(187)	201	(260)	205
Net income attributable to Dolby Laboratories, Inc.	$95,696	$36,720	$175,071	$116,734

Net income per share:
Basic	$1.00	$0.36	$1.83	$1.15
Diluted	$0.98	$0.36	$1.80	$1.13
Weighted-average shares outstanding:
Basic	95,820	101,343	95,862	101,285
Diluted	97,298	102,707	97,392	103,477

Related party rent expense:
Included in net income attributable to noncontrolling interest	$71	$71	$142	$142

Cash dividend declared per common share	$0.27	$0.25	$0.54	$0.50
Cash dividend paid per common share	$0.27	$0.25	$0.54	$0.50
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net income including noncontrolling interest	$95,883	$36,519	$175,331	$116,529
Other comprehensive income/(loss):
Currency translation adjustments gains/(losses), net of tax benefit of $0, $34, $0, and $0	2,497	(485)	16,878	(1,756)
Unrealized gains/(losses) on investments, net of tax benefit/(expense) of $1, ($1), $38, and ($5)	1,635	(3,516)	2,991	(4,020)
Unrealized gains/(losses) on cash flow hedges, net of tax benefit/(expense) of ($67), ($49), $89, and ($80)	391	(59)	4,723	178
Total other comprehensive income/(loss), net of tax	4,523	(4,060)	24,592	(5,598)

Total comprehensive income	100,406	32,459	199,923	110,931
Less: comprehensive (income)/loss attributable to noncontrolling interest	(261)	101	(637)	152
Comprehensive income attributable to Dolby Laboratories, Inc.	$100,145	$32,560	$199,286	$111,083
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 30, 2022	$95	$—	$2,319,358	$(31,875)	$2,287,578	$4,947	$2,292,525
Net income	—	—	95,696	—	95,696	187	95,883
Other comprehensive income, net of tax	—	—	—	4,449	4,449	74	4,523
Stock-based compensation expense	—	29,827	—	—	29,827	—	29,827
Capitalized stock-based compensation expense	—	330	—	—	330	—	330
Repurchase of common stock	—	(38,797)	(11,067)	—	(49,864)	—	(49,864)
Cash dividends declared and paid on common stock	—	—	(25,872)	—	(25,872)	—	(25,872)
Common stock issued under employee stock plans	—	10,440	—	—	10,440	—	10,440
Tax withholdings on vesting of restricted stock	—	(1,800)	—	—	(1,800)	—	(1,800)
Balance at March 31, 2023	$95	$—	$2,378,115	$(27,426)	$2,350,784	$5,208	$2,355,992

	Fiscal Year-To-Date Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at September 30, 2022	$94	$—	$2,297,730	$(51,641)	$2,246,183	$4,837	$2,251,020
Net income	—	—	175,071	—	175,071	260	175,331
Other comprehensive income, net of tax	—	—	—	24,215	24,215	377	24,592
Distributions to noncontrolling interest	—	—	—	—	—	(266)	(266)
Stock-based compensation expense	—	61,067	—	—	61,067	—	61,067
Capitalized stock-based compensation expense	—	671	—	—	671	—	671
Repurchase of common stock	(1)	(56,330)	(42,945)	—	(99,276)	—	(99,276)
Cash dividends declared and paid on common stock	—	—	(51,741)	—	(51,741)	—	(51,741)
Common stock issued under employee stock plans	2	21,392	—	—	21,394	—	21,394
Tax withholdings on vesting of restricted stock	—	(26,800)	—	—	(26,800)	—	(26,800)
Balance at March 31, 2023	$95	$—	$2,378,115	$(27,426)	$2,350,784	$5,208	$2,355,992

	Fiscal Quarter Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2021	$100	$—	$2,649,175	$(11,521)	$2,637,754	$4,767	$2,642,521
Net income	—	—	36,720	—	36,720	(201)	36,519
Other comprehensive income/(loss), net of tax	—	—	—	(4,160)	(4,160)	100	(4,060)
Stock-based compensation expense	—	27,699	—	—	27,699	—	27,699
Repurchase of common stock	(2)	(40,588)	(44,323)	—	(84,913)	—	(84,913)
Cash dividends declared and paid on common stock	—	—	(25,398)	—	(25,398)	—	(25,398)
Common stock issued under employee stock plans	1	13,689	—	—	13,690	—	13,690
Tax withholdings on vesting of restricted stock	—	(800)	—	—	(800)	—	(800)
Deconsolidation of subsidiary	—	—	(820)	—	(820)	750	(70)
Balance at April 1, 2022	$99	$—	$2,615,354	$(15,681)	$2,599,772	$5,416	$2,605,188

	Fiscal Year-To-Date Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at September 24, 2021	$100	$—	$2,607,909	$(10,030)	$2,597,979	$6,253	$2,604,232
Net income	—	—	116,734	—	116,734	(205)	116,529
Other comprehensive income/(loss), net of tax	—	—	—	(5,651)	(5,651)	53	(5,598)
Distributions to noncontrolling interest	—	—	—	—	—	(1,435)	(1,435)
Stock-based compensation expense	—	60,355	—	—	60,355	—	60,355
Repurchase of common stock	(2)	(62,696)	(57,788)	—	(120,486)	—	(120,486)
Cash dividends declared and paid on common stock	—	—	(50,681)	—	(50,681)	—	(50,681)
Common stock issued under employee stock plans	1	35,061	—	—	35,062	—	35,062
Tax withholdings on vesting of restricted stock	—	(32,720)	—	—	(32,720)	—	(32,720)
Deconsolidation of subsidiary	—	—	(820)	—	(820)	750	(70)
Balance at April 1, 2022	$99	$—	$2,615,354	$(15,681)	$2,599,772	$5,416	$2,605,188
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	March 31, 2023	April 1, 2022
Operating activities:
Net income including noncontrolling interest	$175,331	$116,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,388	45,832
Stock-based compensation	61,067	60,355
Amortization of operating lease right-of-use assets	6,565	7,953
Amortization of premium on investments	37	673
Provision for/(benefit from) credit losses	(2,072)	2,333
Deferred income taxes	(19,544)	(19,363)
Other non-cash items affecting net income	(4,417)	560
Changes in operating assets and liabilities:
Accounts receivable, net	(37,769)	3,498
Contract assets, net	(99,162)	(76,447)
Inventories	(4,728)	(5,045)
Operating lease right-of-use assets	(2,643)	(265)
Prepaid expenses and other assets	12,943	(1,683)
Accounts payable and accrued liabilities	21,609	(37,472)
Income taxes, net	17,370	5,117
Contract liabilities	3,852	4,364
Operating lease liabilities	(5,415)	(7,924)
Other non-current liabilities	(2,475)	(4,356)
Net cash provided by operating activities	160,937	94,659

Investing activities:
Purchases of marketable securities	(80,561)	(201,231)
Proceeds from sales of marketable securities	52,345	5,107
Proceeds from maturities of marketable securities	94,843	29,055
Return of investment from equity method investees	—	826
Purchases of property, plant, and equipment	(14,741)	(26,053)
Payments for business combinations, net of cash acquired	—	(38,228)
Purchases of intangible assets	—	(11,528)
Purchases of other investments	—	(5,000)
Net cash provided by/(used in) investing activities	51,886	(247,052)

Financing activities:
Proceeds from issuance of common stock	21,394	35,062
Repurchase of common stock	(99,276)	(120,486)
Payment of cash dividend	(51,741)	(50,681)
Distribution to noncontrolling interest	(266)	(1,435)
Shares repurchased for tax withholdings on vesting of restricted stock	(26,800)	(32,720)
Payment of deferred consideration for prior business combinations	(500)	—
Net cash used in financing activities	(157,189)	(170,260)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	9,415	(1,541)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	65,049	(324,194)
Cash, cash equivalents, and restricted cash at beginning of period	628,371	1,233,032
Cash, cash equivalents, and restricted cash at end of period	$693,420	$908,838

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$27,468	$24,016

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$1,635	$(2,996)
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
The results for the fiscal quarter and year-to-date period ended March 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 29, 2023.
Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of Dolby Laboratories, Inc. and our wholly-owned subsidiaries. In addition, we have consolidated the financial results of jointly owned affiliated companies in which our principal stockholder has a noncontrolling interest. We report these noncontrolling interests as a separate line in our unaudited interim condensed consolidated statements of operations as net income attributable to noncontrolling interest and in our unaudited interim condensed consolidated balance sheets as a noncontrolling interest. We eliminate all intercompany accounts and transactions upon consolidation.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended March 31, 2023 and April 1, 2022. Our fiscal year ending September 29, 2023 (fiscal 2023) consists of 52 weeks, and our fiscal year ended September 30, 2022 (fiscal 2022) consisted of 53 weeks.

2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments, accounts receivable, and contract assets. We maintain cash, cash equivalents, and investments with multiple financial institutions that have high credit standing, and that we believe are financially sound and have minimal credit risk exposure, although at times our balances may exceed the applicable insurance coverage limits. We monitor and manage the overall counterparty credit risk exposure of our cash balances to individual financial institutions on an ongoing basis. Our investment portfolio consists of investment grade securities diversified amongst security types, industries, and issuers. All of our securities are held in custody by large national financial institutions. Our investment policy limits the amount of credit exposure to a maximum of 5% of our total portfolio to any one issuer, except for the U.S. Treasury, and we believe no significant concentration risk exists with respect to these investments. We also mitigate counterparty risk through entering into derivative contracts with high-credit-quality financial institutions. Actual or potential defaults of one or more financial institutions could impact our results of operations or financial position, and make it challenging to find alternative qualified counterparties.
The majority of our licensing revenue is generated from customers outside of the U.S. We manage the credit risk posed by non-U.S. customers by performing regular evaluations of the creditworthiness of our licensing customers and recognize revenue in accordance with US GAAP.
Recently Issued Accounting Standards
Standards Not Yet Adopted
Business Combinations.     In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by an acquirer in accordance with ASC 606, Revenue from Contracts with Customers. Currently, we recognize acquired contract assets and contract liabilities at fair value as of the acquisition date, in accordance with ASC 805. This standard will be effective for Dolby beginning September 30, 2023 on a prospective basis, but early adoption is permitted. We plan to early adopt this ASU in the third quarter of 2023.
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
•Licensing Administration Fees. We generate service fees for managing patent pools on behalf of third party patent owners through our subsidiary, Via (as defined below). See Note 16 "Subsequent Event" to our unaudited interim condensed consolidated financial statements for a description of the recent business combination of Via and MPEG LA, L.L.C.
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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the second quarter of fiscal 2023, we recorded a favorable adjustment of approximately $1 million, which was primarily related to shipments that occurred in the prior two quarters.
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
We undertake activities aimed at identifying potential unauthorized uses of our technologies, which when successful result in the recognition of revenue. Recoveries stem from third parties who agree to remit payments to us based on past use of our technology. In these scenarios, a legally binding contract did not exist at the time of use of our technology, and therefore, we recognize revenue recoveries upon execution of the agreement as that is the point in time to which a contract exists and control is transferred. This revenue is classified as licensing revenue.
In general, we classify legal costs associated with activities aimed at identifying potential unauthorized uses of our technologies, auditing existing licensees, and on occasion, pursuing litigation as S&M in our unaudited interim condensed consolidated statements of operations.
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
Collaborative Arrangements.   We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences. Under such collaborations, Dolby and the exhibitor are both active participants, and share the risks and rewards associated with the business. Accordingly, these collaborations are governed by revenue sharing arrangements under which Dolby receives revenue based on box office receipts, reported to Dolby by exhibitor partners on a monthly or quarterly basis, our proprietary designs and trademarks as well as for the use of our equipment at the exhibitor's venue. The use of our product solution meets the definition of a lease, and for the related portion of Dolby's share of revenue, we apply ASC 842, Leases, and recognize revenue based on monthly box office reports from exhibitors. Our revenue share is recognized as licensing revenue in our unaudited interim condensed consolidated statements of operations.
In addition, we also enter into hybrid agreements where a portion of our revenue share involves guaranteed payments, which in some cases result in classifying the arrangement as a sales-type lease. In such arrangements, we consider control to transfer at the point in time to which we have installed and tested the equipment, at which point we record such guaranteed payments as product revenue.
Via Administration Fee. We generate service fees for managing patent pools on behalf of third party patent owners through our subsidiary, Via. As an agent to licensors in the patent pool, Via receives a share of the sales-based royalty that the patent pool licensors earn from licensees. As such, we apply the sales-based royalty exception as the service provided is directly related to the patent pool licensors’ provision of IP, which results in recognition based on estimates of the licensee’s quarter shipments that use the pool’s patents. In addition to sales-based royalties, Via also has contracts where the fees are fixed. The revenue share Via receives from licensors on fixed fee contracts is recognized over the term in which we are providing services associated with the fixed fee contract. We recognize our administrative fees net of the consideration paid to the patent licensors in the pool as licensing revenue. See Note 16 "Subsequent Event" to our unaudited interim condensed consolidated financial statements for a description of the recent business combination of Via and MPEG LA, L.L.C.
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of March 31, 2023, we had $45.5 million of remaining performance obligations, 35% of which we expect to recognize as revenue in fiscal 2023, 24% in fiscal 2024, and the balance of 41% in fiscal years beyond 2024.
F.Disaggregation of Revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	March 31, 2023		April 1, 2022		March 31, 2023		April 1, 2022
Licensing	$351,608	94%	$313,833	94%	$659,619	93%	$646,117	94%
Products and services	24,283	6%	20,538	6%	51,193	7%	39,887	6%
Total revenue	$375,891	100%	$334,371	100%	$710,812	100%	$686,004	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	March 31, 2023		April 1, 2022		March 31, 2023		April 1, 2022
Broadcast	$128,971	37%	$104,481	33%	$246,305	37%	$226,114	35%
Mobile	93,126	26%	66,055	21%	157,412	24%	140,975	22%
CE	39,015	12%	53,956	17%	94,098	14%	111,529	17%
PC	43,347	12%	57,466	18%	67,633	10%	92,243	14%
Other	47,149	13%	31,875	11%	94,171	15%	75,256	12%
Total licensing revenue	$351,608	100%	$313,833	100%	$659,619	100%	$646,117	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Geographic Location	March 31, 2023		April 1, 2022		March 31, 2023		April 1, 2022
United States	$177,082	47%	$173,287	52%	$277,344	39%	$297,209	43%
International	198,809	53%	161,084	48%	433,468	61%	388,795	57%
Total revenue	$375,891	100%	$334,371	100%	$710,812	100%	$686,004	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance and deferred revenue that is typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our unaudited interim condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. We recognized $4.6 million in the second quarter of fiscal 2023 and $11.6 million in the fiscal year-to-date period ended March 31, 2023 from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	March 31, 2023	September 30, 2022	Change ($)	Change (%)
Accounts receivable, net	$283,315	$243,593	$39,722	16%
Contract assets, net	275,262	176,093	99,169	56%
Contract liabilities - current	22,963	18,588	4,375	24%
Contract liabilities - non-current	22,721	23,203	(482)	(2)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our unaudited interim condensed consolidated balance sheets as of March 31, 2023 and September 30, 2022 (in thousands).
Accounts Receivable and Contract Assets

	March 31, 2023	September 30, 2022
Trade accounts receivable	$178,079	$162,531
Accounts receivable from patent administration program licensees	115,227	92,896
Contract assets	275,390	176,218
Accounts receivable and contract assets, gross	568,696	431,645
Less: allowance for credit losses on accounts receivable and contract assets	(10,119)	(11,959)
Total accounts receivable and contract assets, net	$558,577	$419,686
Trade accounts receivable of $178.1 million and $162.5 million as of March 31, 2023 and September 30, 2022, respectively, includes unbilled accounts receivable balances of $118.0 million and $106.9 million as of March 31, 2023 and September 30, 2022, respectively, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to their patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to S&M and G&A	Additions/(Deductions)	Ending Balance
For fiscal year-to-date period ended:
September 30, 2022	$8,952	$5,460	$(7)	$14,405
March 31, 2023	14,405	(2,072)	(46)	12,287
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of March 31, 2023 and as of September 30, 2022.
Inventories

	March 31, 2023	September 30, 2022
Raw materials	$7,775	$10,026
Work in process	3,708	4,955
Finished goods	18,870	8,568
Total inventories	$30,353	$23,549
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our unaudited interim condensed consolidated balance sheets. We have included $2.3 million and $2.8 million of raw materials inventory within non-current assets as of March 31, 2023 and September 30, 2022, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

	March 31, 2023	September 30, 2022
Prepaid expenses	$25,539	$26,851
Other current assets	28,314	23,224
Total prepaid expenses and other current assets	$53,853	$50,075

Accrued Liabilities

	March 31, 2023	September 30, 2022
Amounts payable to patent administration program partners	$78,142	$63,106
Accrued compensation and benefits	80,498	84,111
Accrued professional fees	21,083	13,057
Unpaid property, plant, and equipment additions	17,774	15,428
Accrued customer refunds	3,856	3,674
Accrued market development funds	11,279	7,206
Other accrued liabilities	34,125	43,655
Total accrued liabilities	$246,757	$230,237
Other Non-Current Liabilities

	March 31, 2023	September 30, 2022
Supplemental retirement plan obligations	$3,902	$4,127
Non-current tax liabilities (1)	93,465	83,758
Other liabilities	10,799	12,237
Total other non-current liabilities	$108,166	$100,122
(1)        Refer to Note 12 "Income Taxes" for additional information related to our tax liabilities.

5. Investments and Fair Value Measurements
We use cash holdings to purchase investment grade securities diversified among security types, industries, and issuers. All of our investments in debt securities are measured at fair value, and are recorded within cash equivalents and both short-term and long-term investments in our unaudited interim condensed consolidated balance sheets. With the exception of our mutual fund investments held in our SERP and classified as trading securities and our other long-term investments, all of our investments are classified as AFS securities. Derivative contracts are used to hedge currency risk, and these are carried at fair value and classified as other assets and other liabilities.
Our investments in debt securities consist of government bonds, corporate bonds, municipal debt securities, certificates of deposit, commercial paper, and U.S. agency securities. In addition, our cash and cash equivalents also consist of highly-liquid money market funds and U.S. agency securities. Consistent with our investment policy, none of our municipal debt investments are supported by letters of credit or standby purchase agreements. Our cash and investment portfolio consisted of the following (in thousands):

	March 31, 2023
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$597,659	$—	$—	$597,659	$597,659	$—	$—
Cash equivalents:
Money market funds	90,784	—	—	90,784	90,784	—	—
Cash and cash equivalents	688,443	—	—	688,443	688,443	—	—

Short-term investments:
Certificate of deposit	13,145	2	(41)	13,106	—	13,106	—
U.S. agency securities	1,450	—	(31)	1,419	—	1,419	—
Government bonds	46,417	1	(879)	45,539	41,598	3,941	—
Commercial paper	6,892	—	(13)	6,879	—	6,879	—
Corporate bonds	35,796	—	(239)	35,557	—	35,557	—
Municipal debt securities	24,026	13	(146)	23,893	—	23,893	—
Short-term investments	127,726	16	(1,349)	126,393	41,598	84,795	—

Long-term investments:
Government bonds	33,745	102	(828)	33,019	32,132	887	—
Corporate bonds	35,005	40	(857)	34,188	—	34,188	—
Municipal debt securities	23,489	127	(247)	23,369	—	23,369	—
Other investments (1)	10,221	—	—	10,221	—	—	—
Long-term investments	102,460	269	(1,932)	100,797	32,132	58,444	—

Total cash, cash equivalents, and investments	$918,629	$285	$(3,281)	$915,633	$762,173	$143,239	$—

Investments held in supplemental retirement plan:
Assets	$4,000	$—	$—	$4,000	$4,000	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,000	$—	$—	$4,000	$4,000	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$641	$—	$641	$—	$641	$—
Liabilities: Included in other accrued liabilities	—	—	(299)	(299)	—	(299)	—
(1)Other investments as of March 31, 2023 is comprised of an equity method investment of $5.2 million and an equity security without a readily determinable fair value of $5.0 million. The equity method investment is measured at cost minus impairment, if any, adjusted for our proportionate share of the investee's net income or loss. Our share of the equity method investee's net income or loss is included in other income/(expense), net on the unaudited interim condensed consolidated statements of operations, and was not material in the second quarters of fiscal 2023 and fiscal 2022, and fiscal year-to-date period ended April 1, 2022.Our share of the equity method investee's net income was $1.7 million in fiscal year-to-date period ended March 31, 2023.

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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for greater than twelve months as of March 31, 2023 and September 30, 2022 (in thousands):

	March 31, 2023				September 30, 2022
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$9,882	$(41)	$—	$—	$10,352	$(47)	$—	$—
U.S. agency securities	880	(15)	539	(16)	13,144	(5)	1,395	(55)
Government bonds	13,629	(108)	49,976	(1,598)	89,741	(2,593)	8,566	(332)
Commercial paper	4,321	(13)	—	—	5,770	(15)	—	—
Corporate bonds	40,955	(413)	19,591	(683)	81,044	(1,523)	18,306	(561)
Municipal debt securities	24,633	(173)	10,043	(220)	40,119	(712)	3,336	(156)
Total	$94,300	$(763)	$80,149	$(2,517)	$240,170	$(4,895)	$31,603	$(1,104)
Although we had certain securities that were in an unrealized loss position as of March 31, 2023 and September 30, 2022, we expect to recover the full carrying value of these securities.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of March 31, 2023 and September 30, 2022, which are recorded within cash equivalents and both short and long-term investments in our unaudited interim condensed consolidated balance sheets (in thousands):

	March 31, 2023		September 30, 2022
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$218,820	$217,487	$336,291	$334,537
Due in 1 to 2 years	59,149	57,449	53,721	51,332
Due in 2 to 5 years	33,090	33,127	42,122	40,280
Total	$311,059	$308,063	$432,134	$426,149

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations.
As of March 31, 2023 and September 30, 2022, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	March 31, 2023	September 30, 2022
Land	$41,915	$41,774
Buildings and building improvements	287,049	287,544
Leasehold improvements	83,427	86,793
Machinery and equipment	135,841	136,995
Computer equipment and software	236,883	232,108
Furniture and fixtures	33,639	33,797
Equipment provided under operating leases	234,706	229,177
Construction-in-progress	23,953	23,037
Property, plant, and equipment, gross	1,077,413	1,071,225
Less: accumulated depreciation	(569,392)	(557,744)
Property, plant, and equipment, net	$508,021	$513,481

7. Leases
As Lessee
As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the noncontrolling interests in our consolidated subsidiaries. The following table presents the maturity analysis of lease liabilities (in thousands):

March 31, 2023
Operating Leases
Remainder of Fiscal 2023	$7,240
Fiscal 2024	13,622
Fiscal 2025	10,138
Fiscal 2026	6,314
Fiscal 2027	3,993
Thereafter	11,505
Total undiscounted lease payments	52,812
Less: imputed interest	(4,944)
Total lease liabilities	$47,868
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
Assets provided under an operating lease are carried at cost within property, plant, and equipment, net on the unaudited interim condensed consolidated balance sheets, and depreciated over the useful life of the asset using the straight-line method. Fixed operating lease payments are recognized on a straight-line basis over the lease term to revenue. Variable lease payments received under our Dolby Cinema operating leases are computed as shares of lessees' box office revenue and recognized to revenue in the period that box office sales occur. Lease incentive payments we make to lessees are amortized as a reduction in revenue over the lease term. The components of lease income were as follows (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Operating Lease Income
Variable operating lease income	$10,657	$6,409	$16,985	$14,477
Fixed operating lease income	781	691	1,528	1,547
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $1.0 million and $1.1 million as of March 31, 2023 and September 30, 2022, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.

The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	March 31, 2023
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2023	$54	$1,595
Fiscal 2024	798	795
Fiscal 2025	818	395
Fiscal 2026	732	395
Fiscal 2027	—	—
Thereafter	—	—
Total undiscounted cash flows	$2,402	3,180
Less: Carrying value of lease receivables		(487)
Difference		$2,693

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 30, 2022	$365,147
Translation adjustments	4,987
Balance at March 31, 2023	$370,134
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, customer relationships and contracts, and trademarks. Intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2023			September 30, 2022
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$356,935	$(265,914)	$91,021	$355,622	$(253,080)	$102,542
Customer relationships	66,187	(58,417)	7,770	66,142	(56,572)	9,570
Other intangible assets	23,028	(22,943)	85	22,973	(22,820)	153
Total	$446,150	$(347,274)	$98,876	$444,737	$(332,472)	$112,265
During the fiscal year-to-date period ended April 1, 2022, we purchased various patents for purchase consideration of $11.5 million, and upon acquisition, these intangible assets had a weighted-average useful life of 16.0 years. These intangible assets facilitate our R&D efforts, technologies, and potential product offerings. There were no purchases of intangible assets during the second quarter of fiscal 2023 and the fiscal year-to-date period ended March 31, 2023.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations. Amortization expense was $7.0 million and $7.6 million in the second quarters of fiscal 2023 and 2022, respectively, and $13.3 million and $15.6 million in the fiscal year-to-date periods ended March 31, 2023 and April 1, 2022, respectively. As of March 31, 2023, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2023	$12,349
2024	23,773
2025	8,860
2026	7,969
2027	7,285
Thereafter	38,640
Total	$98,876

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of March 31, 2023, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of March 31, 2023, we had 59,671,342 shares of Class A common stock and 36,085,779 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
Stock Incentive Plans
Following shareholder approval in January 2005, our 2005 Stock Plan was adopted by our Board of Directors on February 16, 2005. In February 2020, our stockholders approved the name change of our 2005 Stock Plan to the 2020 Stock Plan and certain other changes described in our proxy statement for our 2020 annual meeting of stockholders. Our 2020 Stock Plan, as amended and restated, provides for the ability to grant incentive stock options, non-qualified stock options, restricted stock, RSUs, stock appreciation rights, deferred stock units, performance units, performance bonus awards, and performance shares. A total of 64.0 million shares of our Class A common stock have been authorized for issuance under the 2020 Stock Plan in total since inception of the plan. For awards granted prior to February 2011, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as two shares for every one share subject to the award, and if returned to the 2020 Stock Plan, such shares will be counted as two shares for every one share returned. For those awards granted from February 2011 onward, any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2020 Stock Plan, such shares will be counted as 1.6 shares for every one share returned.
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

The following table summarizes information about PSOs granted to our executive officers that have vested during the periods presented:

Grant Date	Aggregate Shares Granted at Target Award	Aggregate Shares Exercisable at Vest Date (1)	Percentage Vested of Target Award	Vested Date
December 15, 2018	241,100	158,700	75%	December 2021
(1)Aggregate shares exercisable at vest date does not include any shares that were cancelled before the vest date after they were granted.
As of March 31, 2023, an aggregate of 315,839 shares of PSOs were exercisable and outstanding.
The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 30, 2022	4,059	$62.59
Grants	326	71.07
Exercises	(325)	42.52
Options outstanding at March 31, 2023	4,060	64.92	5.61	$86,066
Options vested and expected to vest at March 31, 2023	3,896	64.64	5.52	85,167
Options exercisable at March 31, 2023	3,059	$60.74	4.71	77,350
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on March 31, 2023 of $85.42 and excludes the impact of options that were not in-the-money.
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
On December 15, 2022, we granted PSUs to our executive officers for an aggregate of 90,613 shares, which would vest at 181,226 at 200% of the target award amount. On December 15, 2021, we granted PSUs to our executive officers vesting for an aggregate of 60,301 shares at the target award amount, which would vest at 120,602 shares at 200% of the target award amount. On December 15, 2020, we granted PSUs to our executive officers vesting for an aggregate of 66,138 shares at the target award amount, which would vest at 132,276 shares at 200% of the target award amount. On December 16, 2019, we granted PSUs to our executive officers for an aggregate of 62,000 shares, which vested in December 2022 at 81% of the target award amount. As of March 31, 2023, PSUs which would vest for an aggregate of 204,709 shares at the target award amount (409,418 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 30, 2022	3,502	$83.09
Granted	1,591	68.93
Vested	(1,103)	78.22
Forfeitures	(106)	79.95
Non-vested at March 31, 2023	3,884	$78.76
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year-To-Date Ended
	March 31, 2023	April 1, 2022
Expected term (in years)	4.82	4.78
Risk-free interest rate	3.6%	1.2%
Expected stock price volatility	29.4%	28.6%
Dividend yield	1.6%	1.1%
There were no stock options granted during the second quarters of fiscal 2023 and fiscal 2022.
Stock-Based Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures, which reduce the expense recorded in the unaudited interim condensed consolidated statements of operations. The selection of applicable estimated forfeiture rates is based on an evaluation of trends in our historical forfeiture data with consideration for other potential driving factors. If in subsequent periods actual forfeitures significantly differ from our initial estimates, we will revise such estimates accordingly.
The following two tables separately present stock-based compensation expense both by award type and classification in our unaudited interim condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Compensation expense
Stock options	$2,008	$2,313	$4,413	$5,618
Restricted stock units (1) (2)	26,544	23,686	54,096	51,406
Employee stock purchase plan	1,275	1,700	2,558	3,331
Total stock-based compensation expense	29,827	27,699	61,067	60,355
Estimated benefit from income taxes	(4,497)	(4,412)	(9,199)	(9,531)
Total stock-based compensation, net of tax	$25,330	$23,287	$51,868	$50,824
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.3 million in second quarter of fiscal 2023 and $0.7 million in the fiscal year-to-date period ended March 31, 2023 of capitalized stock-based compensation related to internal-use software.
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Compensation expense
Cost of products and services	$431	$402	$934	$992
Research and development	9,472	9,155	20,148	19,257
Sales and marketing	10,276	9,791	21,003	22,039
General and administrative	9,648	8,351	18,982	18,067
Total stock-based compensation expense	29,827	27,699	61,067	60,355
Estimated benefit from income taxes	(4,497)	(4,412)	(9,199)	(9,531)
Total stock-based compensation, net of tax	$25,330	$23,287	$51,868	$50,824

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the second quarters of fiscal 2023 and fiscal 2022, or in the fiscal year-to-date periods ended March 31, 2023 and April 1, 2022.

Unrecognized Compensation Expense.    As of March 31, 2023, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $14.9 million, which is expected to be recognized over a weighted-average period of 2.6 years. As of March 31, 2023, total unrecognized compensation expense associated with RSUs expected to vest was approximately $231.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of March 31, 2023 (in thousands):

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
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of March 31, 2023, the remaining authorization to purchase additional shares was $261.6 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2023:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 30, 2022	680,861	$49,412	$72.57
Q2 - Quarter ended March 31, 2023	631,046	49,864	79.02
Total	1,311,907	$99,276
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2023:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 30, 2022	February 2, 2023	February 14, 2023	February 22, 2023	$0.27	$25.9 million
Q2 - Quarter ended March 31, 2023	May 4, 2023	May 16, 2023	May 23, 2023	$0.27	$25.9 million	(1)
(1)The dividend payment amount for the dividend declared in the second quarter of fiscal 2023 is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

10. Accumulated Other Comprehensive Loss
Other comprehensive income/loss consists of three components: unrealized gains or losses on our AFS marketable investment securities, gains and losses on derivatives in cash flow hedge relationships not yet recognized in earnings, and the gains and losses from the translation of assets and liabilities denominated in non-U.S. dollar functional currencies. Until realized and reported as a component of net income, these comprehensive income items accumulate and are included within accumulated other comprehensive loss, a subsection within stockholders’ equity in our unaudited interim condensed consolidated balance sheets. Unrealized gains and losses on our investment securities are reclassified from AOCI into earnings when realized upon sale, and are determined based on specific identification of securities sold. Unrealized gains and losses on our cash flow hedges are reclassified from AOCI into earnings when the hedged operating expenses are recognized, which is also when the gains and losses are realized.

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our unaudited interim condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended March 31, 2023				Fiscal Year-To-Date Ended March 31, 2023
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(4,630)	$(151)	$(27,094)	$(31,875)	$(5,986)	$(4,483)	$(41,172)	$(51,641)
Other comprehensive income before reclassifications:
Unrealized gains	1,572	372	—	1,944	3,104	5,552	—	8,656
Foreign currency translation gains (1)	—	—	2,423	2,423	—	—	16,501	16,501
Income tax effect - expense	—	(61)	—	(61)	—	(61)	—	(61)
Net of tax	1,572	311	2,423	4,306	3,104	5,491	16,501	25,096
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	62	86	—	148	(151)	(918)	—	(1,069)
Income tax effect - benefit/(expense) (3)	1	(6)	—	(5)	38	150	—	188
Net of tax	63	80	—	143	(113)	(768)	—	(881)
Net current-period other comprehensive income	1,635	391	2,423	4,449	2,991	4,723	16,501	24,215
Ending Balance	$(2,995)	$240	$(24,671)	$(27,426)	$(2,995)	$240	$(24,671)	$(27,426)

	Fiscal Quarter Ended April 1, 2022				Fiscal Year-To-Date Ended April 1, 2022
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(284)	$115	$(11,352)	$(11,521)	$220	$(122)	$(10,128)	$(10,030)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	(3,595)	(97)	—	(3,692)	(4,557)	356	—	(4,201)
Foreign currency translation losses (1)	—	—	(619)	(619)	—	—	(1,809)	(1,809)
Income tax effect - benefit/(expense)	—	(48)	34	(14)	—	(97)	—	(97)
Net of tax	(3,595)	(145)	(585)	(4,325)	(4,557)	259	(1,809)	(6,107)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	80	87	—	167	542	(98)	—	444
Income tax effect - benefit/(expense) (3)	(1)	(1)	—	(2)	(5)	17	—	12
Net of tax	79	86	—	165	537	(81)	—	456
Net current-period other comprehensive income/(loss)	(3,516)	(59)	(585)	(4,160)	(4,020)	178	(1,809)	(5,651)
Ending Balance	$(3,800)	$56	$(11,937)	$(15,681)	$(3,800)	$56	$(11,937)	$(15,681)
(1)The foreign currency translation gains during the second quarter of fiscal 2023 and the fiscal year-to-date period ended March 31, 2023 were primarily due to the strengthening of other foreign currencies as compared to the U.S. dollar.
(2)Realized gains or losses, if any, from the sale of our AFS investment securities or from foreign currency translation adjustments are included within other income/(expense), net in our unaudited interim condensed consolidated statements of operations. Realized gains or losses on foreign currency contracts designated as cash flow hedges are included in operating expenses in the unaudited interim condensed consolidated statements of operations.
(3)The income tax benefit or expense is included within provision for income taxes in our unaudited interim condensed consolidated statements of operations.

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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$95,696	$36,720	$175,071	$116,734

Denominator:
Weighted-average shares outstanding—basic	95,820	101,343	95,862	101,285
Potential common shares from options to purchase common stock	838	962	683	1,160
Potential common shares from restricted stock units	569	365	795	979
Potential common shares from employee stock purchase plan	71	37	52	53
Weighted-average shares outstanding—diluted	97,298	102,707	97,392	103,477

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$1.00	$0.36	$1.83	$1.15
Diluted	$0.98	$0.36	$1.80	$1.13

Antidilutive awards excluded from calculation:
Stock options	997	635	910	507
Restricted stock units	1,406	2,376	177	920
Employee stock purchase plan	—	15	5	—

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefits
As of March 31, 2023, the total amount of gross unrecognized tax benefits was $77.4 million, of which $53.8 million, if recognized, would reduce our effective tax rate. As of September 30, 2022, the total amount of gross unrecognized tax benefits was $69.7 million, of which $44.0 million, if recognized, would reduce our effective tax rate. The fiscal year-to-date period ended March 31, 2023 increase was primarily due to current year reserves for transfer pricing and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our unaudited interim condensed consolidated balance sheets.

Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the second quarter of fiscal 2023 was 18.2% or a tax expense of $21.4 million and our effective tax rate in the second quarter of fiscal 2022 was 16.0% or a tax expense of $6.9 million. The increase in our effective tax rate was primarily due to a shift in the mix of earnings to jurisdictions with higher tax rates and lower tax benefits related to settlement of stock-based awards.
Our effective tax rate in the fiscal year-to-date period ended March 31, 2023 was 19.3% or a tax expense of $41.9 million and our effective tax rate in the fiscal year-to-date period ended April 1, 2022 was 13.6% or a tax expense of $18.4 million. The increase in our effective tax rate was primarily due to lower tax benefits related to settlement of stock-based awards and a shift in the mix of earnings to jurisdictions with higher tax rates.
Compared to the Federal statutory rate of 21%, our effective tax rates for the second quarter of fiscal 2023 and fiscal year-to-date period ended March 31, 2023 were lower primarily due to the mix of earnings favoring jurisdictions with lower tax rates.

13. Restructuring
Restructuring charges recorded in our unaudited interim condensed consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
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

	Severance	Leased facility exit costs and other costs	Total
Balance at September 24, 2021	$163	$4	$167
Restructuring charges	8,874	1,749	10,623
Cash payments and adjustments	(3,256)	(1,753)	(5,009)
Balance at September 30, 2022	$5,781	$—	$5,781
Restructuring credits	—	(211)	(211)
Cash payments and adjustments	(2,575)	211	(2,364)
Balance at March 31, 2023	$3,206	$—	$3,206
Accruals for restructuring charges/(credits) incurred for the restructuring plan described above are included within accrued liabilities in our unaudited interim condensed consolidated balance sheets, while restructuring charges/(credits) are included within restructuring charges in our unaudited interim condensed consolidated statements of operations.

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
Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period, including as a result of required changes to our licensing terms, monetary penalties, and other potential consequences. However, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our unaudited interim condensed consolidated financial statements, any such amounts are either immaterial, or it is not probable that a potential loss has been incurred or the amount of loss cannot be reasonably estimated.

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of March 31, 2023 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Naming rights	$4,358	$12,794	$13,126	$13,472	$8,534	$44,316	$96,600
Purchase obligations	13,614	12,838	3,479	620	127	37	30,715
Donation commitments	1,732	116	116	116	86	417	2,583
Total	$19,704	$25,748	$16,721	$14,208	$8,747	$44,770	$129,898
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

16. Subsequent Event
Acquisition Of MPEG LA, L.L.C. On April 28, 2023, our wholly-owned subsidiary Via Licensing Corporation ("Via Corp") completed the acquisition of MPEG LA, L.L.C. ("MPEG LA"), a privately held company, for consideration, net of cash acquired, of $121.6 million. Including cash acquired of $38.9 million, total consideration was $160.6 million, consisting of approximately $135.7 million in cash and $24.8 million in the form of 24.8 million common equity units in Via LA (as defined below). In connection with the transaction, Via Corp changed its structure and name to Via Licensing Alliance LLC ("Via LA") and became a majority owned subsidiary of Dolby. Prior to the acquisition, MPEG LA was a patent pool administrator that managed several collaborative licensing programs in video imaging and other technologies. The acquisition is expected to strengthen Via's licensing capabilities, particularly in video, diversify its revenues, and reinforce its ability to develop new patent licensing programs. We are in the process of assessing the accounting for this acquisition, including the valuation of the acquired intangible assets, which will be recorded in the third quarter of 2023. "Via", as used in this Quarterly Report on Form 10-Q, means, prior to the transaction described in this Note, Via Corp and, following such transaction, Via LA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; the effect of macroeconomic and geopolitical conditions on our business, including the impact of the COVID-19 pandemic ("COVID-19"); market growth opportunities and trends; the development and launch of new products, features, and platforms; our ability to maintain key partnership relationships; our plans, strategies and expected opportunities; future competition; our stock repurchase plan; and our dividend policy. Use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "intend," "could," "can," "would," "target," "goal," "outlook," "project," "contemplate," "future," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions indicates a forward-looking statement. Such forward-looking statements are based on management's reasonable and current assumptions and expectations, but such statements inherently involve substantial risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including but not limited to the risks set forth in Part II, Item 1A, "Risk Factors" and key challenges set forth in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
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
REVENUE GENERATION
We generate revenue from approximately 500 electronics product OEMs and software developers. As of March 31, 2023, we had approximately 18,700 issued patents relating to technologies, which are licensed to third parties and derive a significant portion of our licensing revenue. We have approximately 1,600 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
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

Technology	Description
AAC, HE-AAC and Extended HE-AAC	Advanced digital audio codec solutions with high bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos provides an immersive experience that can be provided via multiple Dolby audio coding technologies.
DD	A digital audio coding technology that provides multichannel sound to a variety of media applications.
DD+	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision	An imaging technology combining high dynamic range and dynamic metadata to deliver ultra vivid colors, sharper contrasts, and richer details for cinema and a wide range of media devices.
HEVC	A digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of revenue from our licensing business for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022	Main Offerings Incorporating Our Technologies
Broadcast	37%	33%	37%	35%	Televisions and STBs
Mobile	26%	21%	24%	22%	Smartphones and Tablets
CE	12%	17%	14%	17%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	12%	18%	10%	14%	Windows and macOS operating systems and devices
Other	13%	11%	15%	12%	Dolby Cinema, Gaming consoles, and Automotive
Total	100%	100%	100%	100%
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
Patent Licensing Model.    We license our patents directly to manufacturers that use our IP in their products. We also license our patents through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees who use our IP in their products. Finally, Via generates service fees for managing patent pools on behalf of third party patent owners. By aggregating and offering pooled patents, these arrangements deliver efficiencies that reduce transactional costs for both IP owners and licensees. The Via patent pools enable product manufacturers to efficiently and transparently secure patent licenses for collaboratively developed technologies. We offer our patents related to AAC, HE-AAC, Extended HE-AAC, AVC, HEVC, and other standardized technologies through a combination of patent pools and licensing directly to OEMs. See Note 16 "Subsequent Event" to our unaudited interim condensed consolidated financial statements for a description of the recent business combination of Via and MPEG LA, L.L.C.
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

MACROECONOMIC CONDITIONS
The current macroeconomic environment has negatively impacted many of our licensees and that directly impacts our financial results. Our revenue has been impacted by macroeconomic conditions, including but not limited to, elevated inflation, rising interest rates, restrictions and economic impacts related to COVID-19, supply chain constraints, increased shipping costs, international conflicts, reduced discretionary consumer spending, and reduced new product investment by our customers caused by higher interest rates and lower demand. The impacts of the current macroeconomic environment on our partners have resulted in the disruption of consumer products' supply chains, shortages of certain semiconductor components, and delays in shipments, product development, and product launches. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, we may be negatively impacted by delays in transaction cycles and our recoveries efforts due to the noted macroeconomic conditions and related uncertainty. The future implications of these macroeconomic conditions on our business, results of operations and overall financial position remain uncertain. We continue to monitor the evolving macroeconomic environment and the impact on our business. Further discussion of the potential impacts of these macroeconomic effects on our business can be found in Part II, Item 1A "Risk Factors."
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
Major streaming partners and services such as Netflix, Disney+, Apple TV+, Amazon, HBO Max, and Paramount+ continue to enhance content in Dolby Vision and Dolby Atmos. These streaming services launch local content in Dolby formats internationally. As we see an increase in new local content, we increase our value proposition for adoption of Dolby Vision and Dolby Atmos across devices in all market segments.

We work with industry leaders to enhance these forms of content through the use of our technologies, creating additional value for the adoption of Dolby within devices such as mobile phones and tablets, PCs, gaming consoles, and automobiles. We have also enhanced a broader range of content, such as music, gaming, live sports, and user-generated content. This quarter, Apple Music launched Apple Music Classical, a new classical music app with Dolby Atmos supported on thousands of recordings, and Amazon Music, which supports Dolby Atmos, began streaming to a wider set of devices, including more wireless speakers, soundbars, and DMAs. Additionally, Disney Star and JioCinema announced that all of their 2023 Indian Premier League cricket matches will be available in Dolby Atmos. Also, starting in the second quarter of fiscal 2023, Weibo, one of China's largest social media platforms, began supporting Dolby Vision and Dolby Atmos. Additionally, audiobooks on Audible now supports Dolby Atmos.
The following are highlights from our second quarter of fiscal 2023 and key challenges related to audio and imaging licensing, by market. Further discussion of the potential impacts of these key challenges on our business can be found in Part II, Item 1A "Risk Factors."
Broadcast
Highlights: We have an established global presence with respect to our DD+ and HE-AAC audio technologies in broadcast services and devices. We have expanded our offerings in the broadcast market through technologies such as Dolby Atmos and AC-4, Dolby Vision, as well as AVC and HEVC imaging technologies which we license through patent pools. We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. Many such partners continue to expand their support of the combined Dolby Vision and Dolby Atmos experience. For example, in the second quarter of fiscal 2023, Comcast broadcast Superbowl LVII in Dolby Vision.
Key Challenges: Our pursuit of new licensees and further adoption of our technologies by existing licensees may be impacted by a number of factors. We must continue to present compelling reasons for consumers to demand our audio and imaging technologies, including ensuring that there is a breadth of available content in our formats and such content is being widely distributed. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be negatively impacted. Additionally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements.
Mobile
Highlights: We continue to focus on adoption of our technologies across major mobile ecosystems, including Apple and Android. HE-AAC and HEVC are widely adopted audio and video technologies across mobile devices, and we offer these technologies through our patent licensing programs. We also continue to focus on expanding adoption of our DD+, AC-4, Dolby Atmos, and Dolby Vision technologies in the mobile market. The breadth of mobile devices supporting Dolby technologies continues to increase globally. In the second quarter of fiscal 2023, OPPO launched its first flagship phone with Dolby Vision Capture, and OnePlus launched their first phone with Dolby Vision playback and Dolby Atmos. Xiaomi, which now has multiple Dolby Vision Capture phone models in China, began shipping Dolby Vision Capture phone models in India, Southeast Asia, Europe and the Middle East during the quarter. Also in the second quarter of fiscal 2023, Vivo began shipping Dolby Vision Capture phones in China.
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
Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as AVRs, soundbars, wireless and smart speakers, DMAs, and Blu-Ray players, through the inclusion of our DD+ technology, and increasingly through the inclusion of Dolby Atmos and Dolby Vision. AAC and HE-AAC technologies also have broad adoption through our patent licensing programs. We continue to focus on expanding the availability of Dolby technologies to new devices. In the second quarter of fiscal 2023, Sonos launched their premium smart speaker, the Sonos Era 300, with Dolby Atmos.
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
Key Challenges: PC revenue from audio technologies such as DD+ has been impacted by a decline in the portion of PCs that have optical disc functionality in recent years, which has resulted in a decline in our ASPs. Demand for PCs has recently been declining and it remains uncertain when, if, and to what extent PC demand will return to historic levels. We must continuously collaborate and maintain our key partnerships with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems. Additionally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements.
Other Markets
Highlights: DD+ is incorporated in the Xbox and PlayStation gaming consoles that support gaming content and streaming for movie and television content. The Xbox Series X and Series S gaming consoles support Dolby Vision and Dolby Atmos for streaming and gaming content. Additionally, our technologies continue to be incorporated into the latest headphones by various OEMs.
We also generate revenue from the automotive industry primarily through disc playback devices as well as other elements of the entertainment system, and more recently through the adoption of Dolby Atmos Music. In the second quarter of fiscal 2023, Guangzhou Automobile Group, a large Chinese auto manufacturer, announced the launch of a new sport sedan that features Dolby Atmos.
Key Challenges: Consumer demand for devices in the gaming industry is impacted by anticipation of console refresh cycles, which could result in fluctuations in our revenue. In addition, the gaming console market has competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. Automotive revenue has been negatively impacted by a decline in the portion of cars that have optical disc playback. Shortages of certain semiconductor components could result in lower implementation of our technologies in vehicles by automotive manufacturers. Our revenue growth will be impacted if OEMs do not incorporate our technologies in their latest products, which can be more prominent in industries with longer development cycles such as the automotive industry. Additionally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements.
In addition to licensing revenue derived from the licensing of audio and imaging technologies into the markets discussed above, we offer our audio and imaging technologies to create Dolby experiences through Dolby Cinema.
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with over 280 open Dolby Cinema sites located in the U.S. and internationally, although some are subject to capacity restrictions per local regulations, and with two new sites opened during the second quarter of fiscal 2023. The breadth of motion pictures for Dolby Cinema continues to grow with over 400 theatrical titles in both Dolby Vision and Dolby Atmos having been announced or released from all of the major studios as of the end of the second quarter of fiscal 2023.
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
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the second quarter of fiscal 2023, there are over 7,000 Dolby Atmos screens installed or committed and over 2,700 Dolby Atmos theatrical titles have been announced or released.
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
RESULTS OF OPERATIONS
For each line item included on our unaudited interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the unaudited interim condensed consolidated financial statements for the quarters ended March 31, 2023 and April 1, 2022. Note that adjustments related to sales-based royalties that were misreported by licensees as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	March 31, 2023	April 1, 2022	$	%	March 31, 2023	April 1, 2022	$	%
Revenue	$351,608	$313,833	$37,775	12%	$659,619	$646,117	$13,502	2%
Percentage of total revenue	94%	94%			93%	94%
Cost of licensing	21,365	16,672	4,693	28%	34,724	31,607	3,117	10%
Gross margin	330,243	297,161	33,082	11%	624,895	614,510	10,385	2%
Gross margin percentage	94%	95%			95%	95%

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Licensing Revenue By Market	March 31, 2023		April 1, 2022		March 31, 2023		April 1, 2022
Broadcast	$128,971	37%	$104,481	33%	$246,305	37%	$226,114	35%
Mobile	93,126	26%	66,055	21%	157,412	24%	140,975	22%
CE	39,015	12%	53,956	17%	94,098	14%	111,529	17%
PC	43,347	12%	57,466	18%	67,633	10%	92,243	14%
Other	47,149	13%	31,875	11%	94,171	15%	75,256	12%
Total licensing revenue	$351,608	100%	$313,833	100%	$659,619	100%	$646,117	100%

Current Quarter: Q2 2023 vs. Q2 2022

Factor	Licensing Revenue		Gross Margin
Mobile	á	Higher revenue from minimum volume commitments for Dolby Vision, Dolby Atmos, and our imaging patent programs	ßà	No significant fluctuations
Broadcast	á	Higher revenue from minimum volume commitments in our imaging patent programs and for Dolby Atmos
CE	â	Lower revenue driven by lower unit shipments for DMAs and soundbars, primarily from foundational audio technologies
PC	â	Lower revenue driven by lower shipments, primarily in foundational audio technologies
Other	á	Higher revenue due to increased adoption of Dolby Atmos in automotive, higher Dolby Cinema revenue from higher box office receipts, and higher unit shipments in gaming
Year-To-Date: Q2 2023 vs. Q2 2022

Factor	Licensing Revenue		Gross Margin
PC	â	Lower revenue driven by lower shipments and lower recoveries, primarily from foundational audio technologies	ßà	No significant fluctuations
Broadcast	á	Higher revenue from our imaging patent programs and higher adoption of our Dolby Atmos technologies, partially offset by lower recoveries and lower shipments in foundational audio technologies
Other	á	Higher gaming revenue due to higher shipments and a favorable true-up in the current year, higher automotive revenue due to higher adoption of our Dolby Atmos technologies, and higher Dolby Cinema revenue due to higher box office receipts
CE	â
Lower revenue from foundational audio technologies driven by lower shipments, primarily for DMAs, and lower recoveries, partially offset by higher revenue from Dolby Atmos and Dolby Vision technologies

Mobile	á	Higher revenue due to new licensees in our audio patent programs and higher adoption of our Dolby Atmos and Dolby Vision technologies, partially offset by lower revenue in our imaging patent programs
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	March 31, 2023	April 1, 2022	$	%	March 31, 2023	April 1, 2022	$	%
Revenue	$24,283	$20,538	$3,745	18%	$51,193	$39,887	$11,306	28%
Percentage of total revenue	6%	6%			7%	6%
Cost of products and services	19,684	18,843	841	4%	40,775	36,617	4,158	11%
Gross margin	4,599	1,695	2,904	171%	10,418	3,270	7,148	219%
Gross margin percentage	19%	8%			20%	8%

Current Quarter: Q2 2023 vs. Q2 2022

Factor	Products and Services Revenue		Gross Margin
Products	á	Increased demand for cinema equipment as the exhibitor market continues to recover	á	Higher gross margin due to higher cinema products revenue
Services	ßà	No significant fluctuations	ßà	No significant fluctuations
Year-To-Date: Q2 2023 vs. Q2 2022

Factor	Products and Services Revenue		Gross Margin
Products	á	Increased demand for cinema equipment as the exhibitor market continues to recover	á	Higher gross margin due to higher cinema products revenue
Services	ßà	No significant fluctuations	ßà	No significant fluctuations
Operating Expenses
Research and Development

R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 31, 2023	April 1, 2022	$	%	March 31, 2023	April 1, 2022	$	%
Research and development	$67,951	$67,421	$530	1%	$132,401	$136,245	$(3,844)	(3)%
Percentage of total revenue	18%	20%			19%	20%
Current Quarter: Q2 2023 vs. Q2 2022

Category	Key Drivers
Research and Development	ßà	No significant fluctuations
Year-To-Date: Q2 2023 vs. Q2 2022

Category	Key Drivers
Research and Development	â	Lower costs of $5.4 million due to lower headcount
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 31, 2023	April 1, 2022	$	%	March 31, 2023	April 1, 2022	$	%
Sales and marketing	$95,695	$84,230	$11,465	14%	$177,900	$181,400	$(3,500)	(2)%
Percentage of total revenue	25%	25%			25%	26%
Current Quarter: Q2 2023 vs. Q2 2022

Category	Key Drivers
Travel, Trade shows and Marketing Programs	á	Higher costs of $14.0 million due to timing of marketing efforts and travel for industry conferences and trade shows
Legal, Professional, and Contractors	â	Lower costs of $3.6 million primarily due to timing of patent program-related expenses
Year-To-Date: Q2 2023 vs. Q2 2022

Category	Key Drivers
Travel and Trade shows	á	Higher costs of $12.6 million for company travel and trade shows due to lighter COVID-19 travel restrictions as compared to the prior period
Compensation & Benefits	â	Lower costs of $5.2 million due to lower payroll salaries expense and lower fringe benefits due to lower headcount
Legal, Professional, and Contractors	â	Lower costs of $5.2 million primarily due to timing of patent program-related expenses
Marketing Programs	â	Lower costs of $4.3 million primarily due to timing of marketing efforts for growth initiatives and branding activities incurred in the prior period
General and Administrative
G&A expenses consist primarily of employee compensation and benefits, stock-based compensation, depreciation, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 31, 2023	April 1, 2022	$	%	March 31, 2023	April 1, 2022	$	%
General and administrative	$61,939	$98,693	$(36,754)	(37)%	$121,911	$161,137	$(39,226)	(24)%
Percentage of total revenue	16%	30%			17%	23%
On August 7, 2019, Intertrust Technologies ("Intertrust") filed complaints against each of our customers AMC Entertainment Holdings, Inc., Cinemark Holdings, Inc., and Regal Entertainment Group in the U.S. District Court for the Eastern District of Texas, alleging that the use of systems including certain cinema products, which were supplied under commercial agreements that we acquired as a part of an acquisition in 2014, infringed various Intertrust patents, and seeking damages based on the revenues of the defendants. We recorded $34.4 million in the second quarter of fiscal 2022 within G&A expenses, reflecting a settlement payment and an immaterial accrual. We believe that these amounts fully resolve all claims relating to Intertrust’s patent assertions.
Current Quarter: Q2 2023 vs. Q2 2022

Category	Key Drivers
Other Miscellaneous Expenses	â	Lower costs of $34.4 million related to the resolution of the Intertrust matter in the prior year
Year-To-Date: Q2 2023 vs. Q2 2022

Category	Key Drivers
Other Miscellaneous Expenses	â	Lower costs of $34.4 million related to the resolution of the Intertrust matter in the prior year
Credit Loss Expense	â	Lower credit loss expense of $4.4 million primarily due to higher collections from our customers
Restructuring Charges
Restructuring charges recorded as operating expenses in our unaudited interim condensed consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. The extent of our costs arising as a result of these actions, including fluctuations in related balances between fiscal periods, is based on the nature of activities under the various plans.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 31, 2023	April 1, 2022	$	%	March 31, 2023	April 1, 2022	$	%
Restructuring charges	$33	$5,162	$(5,129)	(99)%	$(211)	$5,067	$(5,278)	(104)%
Percentage of total revenue	—%	2%			—%	1%
Current Quarter and Year-To-Date: Q2 2023 vs. Q2 2022
Restructuring charges of $4.5 million were incurred during the second quarter of fiscal 2022 in relation to our fiscal 2022 restructuring plan to align resources with a revised business strategy and outlook, and to support our higher priority focus areas. For additional information on our Restructuring programs, see Note 13 "Restructuring" to our unaudited interim condensed consolidated financial statements.
Other Income/Expense
Other income/expense primarily consists of interest income earned on cash and investments and the net gains or losses from foreign currency transactions, derivative instruments, our proportionate share of net income or losses from our equity method investment, and gains and losses on the sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 31, 2023	April 1, 2022	$	%	March 31, 2023	April 1, 2022	$	%
Other income	$8,057	$101	$7,956	7,877%	$13,951	$962	$12,989	1,350%
Percentage of total revenue	2%	—%			2%	—%

Current Quarter: Q2 2023 vs. Q2 2022

Category	Key Drivers
Interest Income	á	Higher yields on our current year investment balances due to increased interest rates
Other Income	á	Higher yields primarily due to income attributable to our equity method investment in the current year and losses in mutual fund investments held in our SERP in the prior year
Year-To-Date: Q2 2023 vs. Q2 2022

Category	Key Drivers
Interest Income	á	Higher yields on our current year investment balances due to increased interest rates
Other Income	á	Higher yields primarily due to income attributable to our equity method investment in the current year and losses in mutual fund investments held in our SERP in the prior year
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Provision for income taxes	$(21,398)	$(6,932)	$(41,932)	$(18,364)
Effective tax rate	18.2%	16.0%	19.3%	13.6%
Current Quarter: Q2 2023 vs. Q2 2022

Factor	Impact On Effective Tax Rate
Foreign Operations	á	Lower benefit from earned income in lower tax jurisdictions
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards
Year-To-Date: Q2 2023 vs. Q2 2022

Factor	Impact On Effective Tax Rate
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards
Foreign Operations	á	Lower benefit from earned income in lower tax jurisdictions

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of March 31, 2023, we had cash and cash equivalents of $688.4 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $227.2 million, which primarily consisted of government bonds, corporate bonds, municipal debt securities, certificates of deposit, commercial paper, and U.S. agency securities.
The following table presents selected financial information as of March 31, 2023 and September 30, 2022 (in thousands):

	March 31, 2023	September 30, 2022
Cash and cash equivalents	$688,443	$620,127
Short-term investments	126,393	189,213
Long-term investments	100,797	102,514
Accounts receivable, net	283,315	243,593
Accounts payable and accrued liabilities	263,927	244,408
Working capital	1,148,585	1,033,376
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
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $2.7 billion of stock repurchases under the program.
The Inflation Reduction Act and CHIPS and Science Act were signed into law in August 2022. The Inflation Reduction Act introduced a one percent non-deductible excise tax on certain public company stock buybacks made after December 31, 2022. We do not currently expect the excise tax to have a material impact on our results of operations or financial position, and its ongoing impact will be dependent on the extent of our future net stock repurchase activities.
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. In the second quarter of fiscal 2023, a quarterly dividend of $0.27 per share was paid on our Class A and Class B common stock to eligible stockholders of record.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the unaudited interim condensed consolidated statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).
Operating Activities

	Fiscal Year-to-Date Ended
	March 31, 2023	April 1, 2022
Net cash provided by operating activities	$160,937	$94,659
Net cash provided by operating activities increased $66.3 million in the fiscal year-to-date period ended March 31, 2023 as compared to the fiscal year-to-date period ended April 1, 2022, primarily due to the following:

Factor	Impact On Cash Flows
Working Capital	á	Higher inflows due to higher accounts payable and accrued liabilities and non-current tax liabilities, partially offset by increased accounts receivable and contract assets
Investing Activities

	Fiscal Year-to-Date Ended
	March 31, 2023	April 1, 2022
Net cash provided by/(used in) investing activities	$51,886	$(247,052)
Net cash provided by investing activities was $298.9 million higher in the fiscal year-to-date period ended March 31, 2023 as compared to the fiscal year-to-date period ended April 1, 2022, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Investments	á	Lower outflows for the purchase of marketable investment securities, and other investments
Proceeds from Investments	á	Higher inflows from the sale and maturity of marketable investment securities
Business Combinations	á	Lower outflows due to acquisition of Millicast completed in fiscal 2022
Financing Activities

	Fiscal Year-to-Date Ended
	March 31, 2023	April 1, 2022
Net cash used in financing activities	$(157,189)	$(170,260)
Net cash used in financing activities was $13.1 million lower in the fiscal year-to-date period ended March 31, 2023 as compared to the fiscal year-to-date period ended April 1, 2022, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	á	Lower outflows from lower common stock repurchases
Common Stock Issuance	â	Lower inflows from employee stock option exercises
Shares Repurchased for Tax Withholdings	á	Lower outflows due to lower share price of vested RSUs
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
In the second quarter of fiscal 2023, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of March 31, 2023, we had cash and cash equivalents of $688.4 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $227.2 million, which consisted of government bonds, corporate bonds, municipal debt securities, certificates of deposit, commercial paper, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. As of March 31, 2023, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately nine months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of March 31, 2023, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $2.1 million and $1.0 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in Australia, China, Germany, Ireland, Poland, and the U.K. Additionally, a portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:
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
We also enter into forward currency contracts exclusively designated as cash flow hedges, which have a maturity of thirteen months or less, to reduce the impact of currency volatility on U.S. dollar operating expenses. The gains and losses from the effective portions of cash flow hedges are recorded at fair value as a component of AOCI, until the hedged item is subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings, with the corresponding hedged item. Amounts reclassified are recorded to the same line item in the unaudited interim condensed consolidated statements of operations as the impact of the hedge transaction, concurrently with the hedged costs.
The pre-tax gains attributed to the effective portion of cash flow hedges recognized in AOCI was not material in the second quarter of fiscal 2023 and was $5.6 million in the fiscal year-to-date period ended March 31, 2023. The pre-tax gains or losses attributed to the effective portion of cash flow hedges recognized in AOCI was not material for the second quarter of fiscal 2022 and in the fiscal year-to-date period ended April 1, 2022.
The pre-tax effective portion of the gains or losses reclassified to the unaudited interim condensed consolidated statements of operations was not material in the second quarter of fiscal 2023 and the second quarter of fiscal 2022, and was not material in the fiscal year-to-date periods ended March 31, 2023 and April 1, 2022.

We also enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure and selected anticipated expenses. The contracts hedging receivables and payables are carried at fair value with changes in the fair value recorded to other income/(expense), net, in our unaudited interim condensed consolidated statements of operations. The contracts hedging foreign currency denominated operating expenses are carried at fair value with changes in the fair value recorded to other comprehensive income until the hedged expenses are reported in our unaudited interim condensed consolidated statements of operations.
As of March 31, 2023 and September 30, 2022, the outstanding derivative instruments had maturities of equal to or less than 12 months, and the total notional amounts of outstanding contracts were $97.5 million and $130.8 million, respectively.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of March 31, 2023. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $4.2 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $4.2 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various legal proceedings that occasionally arise in the normal course of business activities, including claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our unaudited interim condensed consolidated financial statements, any such amounts are either immaterial, or it is not probable that a potential loss has been incurred or the amount of loss cannot be reasonably estimated.

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

REVENUE GENERATION
Markets We Target
Our licensing business depends on the incorporation of our technologies into products and the sales of such products, which are, in large part, not within our control. Our licensing businesses depend on OEMs and other licensees to incorporate our technologies into their products. Our license agreements generally do not have minimum purchase commitments, are typically non-exclusive, and frequently do not mandate incorporation or use of our technologies. Our revenue will decline if our licensees choose not to incorporate our technologies into their products or if they sell fewer products incorporating our technologies.
Changing trends in content distribution and consumption may negatively impact our business. Changing trends in the way that content is distributed and consumed may impact our existing business and future opportunities for growth. One such trend is the shift by consumers in certain markets away from subscription-based cable and satellite television providers toward streaming services, commonly referred to as "cord-cutting." While cable and satellite television often require a STB, today consumers can also access streaming media through smart TVs or DMA devices. As consumers trend toward canceling subscriptions to these traditional cable and satellite providers and turn to streaming media, we expect demand for STBs in certain regions to continue to decline. If we are unable to derive additional revenue from the smart TV and DMA markets to make up for decreases in our STB-related revenue, our financial results may be negatively impacted. Other changes to the way content is distributed and consumed may impact our licensing and other businesses in a similar fashion, and we may not be able to anticipate and respond effectively to such future changes.
The mobile device market is concentrated and susceptible to competition and rapid change, which may negatively affect our penetration and pricing in that market. Successful penetration of the mobile device market is important to our future growth. The mobile device market, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price. Our technologies usually are not mandated as an industry standard for mobile devices. We must continually convince mobile device OEMs and end users of mobile devices of the value of our technologies. With shorter product lifecycles, it is easier for mobile device OEMs to add or remove our technologies from mobile devices than it is for TV OEMs and other hardware OEMs. In addition, because the mobile industry is concentrated, we rely on a small number of partnerships with key participants in the mobile market. If we are unable to maintain these key relationships, we may experience a decline in mobile devices incorporating our technologies.
In order to increase the value of our technologies in the mobile market and increase OEM and software vendor demand for our decoding technologies, we have worked with online and mobile media content service providers to encode their content with our technologies. However, the online and mobile media content services markets are also characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent product and service introductions and short life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing or the removal of our technologies by these providers and may result in decreased revenue from our mobile market. Further, macroeconomic conditions due to inflation, pandemics, geopolitical instability, and other factors may adversely impact consumer demand for mobile devices. Such conditions may continue to adversely impact the ability of our partners to manufacture such devices, supply chain and distribution, the timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
Our revenue from the PC market is reliant on key partnerships and is vulnerable to macroeconomic risks. Our revenue from the PC market depends on several factors, including underlying PC unit shipments, the extent to which our technologies are included on computers, including through operating systems and various subsystems, and the terms of any royalties or other payments we receive. Further, we rely on a small number of partnerships with key participants in the PC market. If we are unable to maintain these key relationships, we may experience a decline in PCs incorporating our technologies. Further, demand for PCs has recently been declining and it remains uncertain when, if, and to what extent PC demand will return to historic levels. Such conditions may also continue to adversely impact PC manufacturing, supply chain and distribution, the timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
The success of Dolby Cinema and cinema product sales are subject to a number of factors beyond our control, such as the production of films in Dolby formats and broader cinema industry conditions. Revenue from Dolby Cinema and cinema product sales is subject to our ability to develop and implement new technologies, the pace of construction or upgrade of screens, the financial stability of exhibitors, the advent of new or competing technologies, and the willingness of movie studios to produce films in our Dolby Atmos and Dolby Vision formats. Although we have invested a substantial amount of time and resources developing Dolby Cinema, and expect to continue to invest and build partnerships in connection with the launch of Dolby Cinema locations, we may not continue to recognize a meaningful amount of revenue from these efforts in the near future. Additionally, we have collaborations with multiple exhibitors in foreign markets, including Asia, Europe, and the Middle East, and we may face a number of risks in expanding Dolby Cinema in these and other new international markets. The revenue we receive from Dolby Cinema exhibitors are based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema and cinema products depends in large part on our ability to differentiate our offering, deploy new sites and installations in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. A decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be negatively impacted. To the extent that we do not make progress in these areas or are faced with pricing pressures or competing technologies, our revenue may be adversely impacted.
Our revenue and associated demand for Dolby Cinema and cinema products are affected by cinema industry and macroeconomic conditions, which are subject to risks including consumer trends and box office performance generally, delays in cinematic releases the seasonality of film releases and associated moviegoing attendance, and other events or conditions in the cinema industry. Cinema attendance and revenues have been reduced in the wake of COVID-19 and it remains uncertain when, if, and to what extent cinema attendance will return to pre-pandemic levels. A portion of our opportunity lies in the China market, which is subject to unique economic and geopolitical risks. Furthermore, future growth of our cinema products business also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that such cinema industry and macroeconomic challenges constrain our Dolby Cinema and cinema products businesses, our revenue may be adversely impacted.
Customers and Distributors

The loss of a key licensee or customer may materially impact our revenue. A small number of our licensees or other customers may represent a significant percentage of our licensing, products, or services revenue. Although we generally have agreements with these licensees and other customers, these agreements typically do not require any minimum purchases or minimum royalty fees and do not prohibit licensees from using competing technologies or customers from purchasing products and services from competitors. Customer demand for our technologies and products can shift quickly as many of our markets are rapidly evolving. In consumer electronic device markets, our technologies are not mandated and are subject to significant competition, so there is a risk that a large consumer electronic device licensee may reduce or eliminate its use of our technologies.

Our licensing business depends, in part, on semiconductor manufacturers and the availability of semiconductor components. Our licensing revenue from OEM system licensees depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer entertainment products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees in accordance with their agreements. We do not control the IC manufacturers’ decisions on whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. Further, demand levels may result in shortages of semiconductor components and other key materials that may adversely impact the ability of our implementation and system licensees and other customers to meet product demand in a timely fashion.

Consumer spending weakness may impact our licensees and licensing revenues generally. Weakness in general economic conditions due to inflation, rising interest rates, lower consumer confidence, a potential recession, pandemic or other worsening economic conditions, may suppress consumer demand in our markets and consumers going to the movies. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, TVs, STBs, Blu-ray Disc players, video game consoles, AVRs, mobile devices, in-car entertainment systems, and home-theater systems, which makes revenue generated by such technologies vulnerable to weakness in consumer spending. Weakness in consumer spending may also lead to licensees and other customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Weakness in consumer spending may also increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.

Our reliance on distributors may impact sales of certain products and present compliance risks. We rely significantly on a global network of independent, regional distributors to market and distribute our cinema and broadcast products. Our distributor arrangements are non-exclusive and our distributors are not obligated to buy our products and can represent competing products. Thus, they may be unwilling or unable to dedicate the resources necessary to promote our portfolio of products. Our distributors could retain product channel inventory levels that exceed future anticipated sales, which could affect our future sales to those distributors. In addition, failure of our distributors to adhere to our policies designed to promote compliance with global anticorruption laws, export controls, and local laws, could subject us to criminal or civil penalties and stockholder litigation.
Marketing and Branding

If we fail to promote and maintain the Dolby brand, our business will suffer. Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services business, as well as our ability to offer technologies for new markets, including Dolby Cinema, Dolby Vision and other imaging offerings for the consumer market, Dolby.io, and others. Our continued success depends on our reputation for providing high quality technologies, products, and services across a wide range of entertainment markets, including the consumer electronics, PC, broadcast, and gaming markets. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business will suffer. Furthermore, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets and for various applications. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to enter into new markets successfully, and to provide high quality products and services in these new markets. In addition, our practices and public disclosures related to environmental, social and governance (ESG) matters could impact our brand and reputation. If our ESG practices do not meet evolving investor or other stakeholder expectations and societal and regulatory standards, or if we are unable to make progress on or achieve our goals and objectives in this area, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted, which could adversely affect our operating results.
Industry Standards

Certain parts of our business are dependent on the inclusion of our technologies in industry standards, the adoption and development of which are not fully within our control. The entertainment industry has historically depended upon industry standards to ensure compatibility across delivery platforms and a wide variety of consumer entertainment products. We make significant efforts to design our products and technologies to address capability, quality, and cost considerations so that they either meet or, more importantly, are adopted as industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we plan to compete in the future. We are also active in standards development where many contributing members work together to come up with next-generation technology standards in media, entertainment, and communications technologies. To have our products and technologies adopted as industry standards, we must convince a broad spectrum of standards-setting organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such.

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
Having our technologies incorporated in industry standards presents challenges to our business. Standards-setting organizations establish technology standards for use in a wide range of products and solutions. It can be difficult for companies to have their technologies adopted as an industry standard, as multiple companies, including ones that typically compete against one another, are involved in the development of new technology standards for use in consumer products. Furthermore, some standards-setting organizations choose to adopt a set of optional standards or a combination of mandatory and optional standards; in such cases, our technologies may be adopted only as an optional standard and not a mandatory standard. Standards may also change in ways that are unfavorable to Dolby.
Participants may choose alternative technologies within standards. Even when a standards-setting organization incorporates our technologies in an industry standard for a particular market or geographic region, our technologies may not be the sole technologies adopted for that market. Furthermore, different standards may be adopted within a single market or region, and across different markets and regions. Our operating results depend upon participants in that market choosing to adopt our technologies instead of competitive technologies that also may be acceptable under such standard. For example, the continued growth of our revenue from the broadcast market will depend upon both the continued global adoption of DTV generally, including in emerging markets, and the choice to use our technologies where it is one of several accepted industry standards.
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
Royalty Reporting

Reporting practices and uncertainty may result in fluctuations in our royalty revenue from period to period.
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
Our results of operations could be impacted to the extent that actual revenue differs significantly from estimated revenue, or that we are required to accelerate recognition of revenue under certain arrangements, potentially causing the amount of revenue we recognize to vary materially from quarter to quarter. While our reporting practices do not change the cash flows or total revenue we receive from our contracts with customers, it could result in changes to the timing of our reported revenue and income, which in turn could cause volatility in the price of our Class A common stock.
Royalty reporting by our licensees may be inaccurate or understated. We generate licensing revenue primarily from OEMs who license our technologies and incorporate those technologies into their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report their shipments accurately. However, it is inherently difficult to independently determine whether our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensees regarding license terms. Most of our license agreements permit us to audit our licensees’ records, and we routinely exercise these rights, typically by using an independent third party auditor. Such audits are generally expensive, time-consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, licensees have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees. We have been able to obtain certain recovery payments from licensees (either in the form of back payments or settlements), and such recoveries have become a recurring element of our business; however, we are unable to predict with certainty the revenue that we may recover in the future or our ability to continue to obtain such recoveries at all. Continuing economic impacts related to COVID-19 may also cause longer transaction cycles and delays in royalty reporting, payment, or recoveries efforts.

Estimation of sales-based royalties may differ from actual results, which may cause volatility in royalty revenue from period to period. We recognize a material portion of our licensing revenue based on our estimate of shipments to which we expect our licensees to submit royalty statements. Upon receipt of actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. This may cause volatility in our quarterly figures because of the estimation process and the corresponding true-up adjustments, which we disclose.
The amount of royalties we owe others may be disputed. In some cases, the products we sell and the technologies we license include IP that we have licensed from third parties. Our agreements with these third parties generally require us to pay them royalties for that use, and to give the third parties the right to audit our calculation of those royalties. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensors regarding license terms. A successful challenge by a third party could result in the termination of a license agreement or an increase in the amount of royalties we have to pay to the third party.

TECHNOLOGY TRENDS AND DEVELOPMENTS

Developing new and enhanced technologies is inherently difficult and our revenue growth may be impacted if we are unsuccessful in our efforts. Our revenue growth will depend upon our success in new and existing markets for our technologies, such as digital broadcast, mobile devices, online and mobile media distribution, cinema, consumer imaging and communications. The markets for our technologies and products are influenced by:
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
Our efforts to expand into new markets may not be successful. Our future growth will depend, in part, upon our continued expansion into areas beyond our audio licensing business. For example, we recently introduced Dolby.io, our platform that allows developers to access our technologies through APIs. As we enter into this and other new markets, we will face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships and strengthen existing relationships to bring our products, services, and technologies to market. Our limited experience in this or other new markets could limit our ability to successfully execute on our growth strategy.

The success of our existing products and newer initiatives is dependent on the use of Dolby formats in, and commercial success of, products and content. The success of many of our newer initiatives, such as Dolby Atmos, Dolby Vision, and Dolby Cinema, is dependent upon the availability and success of (i) products that incorporate Dolby formats and (ii) content produced in Dolby formats. However, there is no guarantee that device makers will continue to incorporate Dolby formats into their products, that content creators will continue to release content in Dolby formats, or that either those products or that content will be commercially successful.

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
INTELLECTUAL PROPERTY

Our business is dependent on protecting our intellectual property rights. Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other IP rights, the loss or expiration of which may significantly impact our results of operations and financial condition. Effective IP rights protection, however, may not be available under the laws of every country in which our products and services and those of our licensees are distributed. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. We also seek to maintain select IP as trade secrets, and third parties or our employees could intentionally or accidentally compromise the IP that we maintain as trade secrets. In addition, protecting our IP rights is costly and time consuming. We have taken steps in the past to enforce our IP rights and expect to do so in the future. However, it may not be practicable or cost effective for us to enforce our IP rights fully, particularly in some countries or where the initiation of a claim might harm our business relationships.
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

Our revenue could decline if we are unable to maintain patent coverage for our technologies. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of March 31, 2023, we had approximately 18,700 issued patents in addition to approximately 1,000 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through December 2046. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenue could decline.

We seek to mitigate this risk in a variety of ways. We regularly look for opportunities to expand our patent portfolio through organic development and acquisitions. We develop proprietary technologies to replace licensing revenue from technologies covered by expiring patents with licensing revenue supported by patents with a longer remaining life. And, we develop and license our technologies in a manner designed to reduce the chance that a system licensee would develop competing technologies that do not include any Dolby IP. The continued success of these risk mitigation strategies is not guaranteed.
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
Unauthorized use of our intellectual property has occurred and will likely continue to occur. We have often experienced, and expect to continue to experience, problems with non-licensee OEMs and software vendors, particularly in China and certain emerging economies, incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. Manufacturers of ICs containing our technologies occasionally sell these ICs to third parties who are not our system licensees. These sales, and the failure of such manufacturers to report the sales, facilitate the unauthorized use of our IP. As emerging economies transition from analog to digital content, such as the transition from analog to digital broadcast, we expect to experience an increase in problems with this form of piracy.

Our business may be negatively impacted by intellectual property litigation. Companies in the technology and entertainment industries frequently engage in litigation based on allegations of infringement or other violations of IP rights. We have faced such claims in the past, and we expect to face similar claims in the future. Any IP claims, with or without merit, could be time-consuming, expensive to litigate or settle, and could divert management resources and attention. In the past, we have settled claims relating to infringement allegations and agreed to make payments in connection with such settlements. An adverse determination in any IP claim could require that we pay damages or stop using technologies found to be in violation of a third party’s rights and could prevent us from offering our products and services to others. In order to avoid these restrictions, we may have to seek a license for the technology, which may not be available on reasonable terms or at all. Licensors could also require us to pay significant royalties. As a result, we may be required to develop alternative non-infringing technologies, which could require significant effort and expense. If we cannot license or develop technologies for any aspects of our business found to be infringing, we may be forced to limit our product and service offerings and may be unable to compete effectively.
In some instances, we have contractually agreed to provide indemnifications to licensees relating to our IP. Additionally, at times we have chosen to defend our licensees from third party IP infringement claims even where such defense was not contractually required, and we may choose to take on such defense in the future.

Our business may be negatively impacted by disputes involving the licensing of our IP. At times, we are engaged in disputes regarding the licensing of our IP rights, including matters related to our royalty rates, whether products are royalty-bearing, and other terms of our licensing arrangements. These types of disputes can be asserted by our customers or prospective customers or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. In the past, licensees have threatened to initiate litigation against us based on potential antitrust claims or regarding our licensing royalty rate practices. Damages and requests for injunctive relief asserted in claims like these could be significant, and could be disruptive to our business.

Maintaining and enforcing our IP rights in the U.S. and abroad presents challenges to our business. Our licensing business depends in part on the uniform and consistent treatment of patent rights in the U.S. and abroad. Changes to the patent laws and regulations in the U.S. and abroad may limit our ability to obtain, license, and enforce our rights. Additionally, court and administrative rulings may interpret existing patent laws and regulations in ways that hurt our ability to obtain, license, and enforce our patents. We face challenges protecting our IP in foreign jurisdictions, including:
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

OPERATIONS

Reliance on key suppliers presents certain risks to our business, many of which are beyond our control. Our reliance on suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components, as well as delays caused by the lingering effects of the COVID-19 pandemic, the military conflict between Russia and Ukraine, and other potential interruptions to the supply chain. Due to the relatively small volume of components we purchase for use in manufacturing, we purchase such components primarily through distributors. As such, we have relatively limited influence over the suppliers of such components to, for example, ensure continuity of supply. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause delays in our operations and increase our production costs. In addition, our suppliers may not be able to meet our production demands as to volume, quality, or timeliness.
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
Ensuring the quality of our products and the products in which our technology is incorporated is inherently difficult, and product quality failures can be costly. Our products, and products that incorporate our technologies, are complex and sometimes contain software or hardware errors that are not detected during testing, particularly when first introduced or when new versions are released. In addition, we have limited control over manufacturing performed by contract manufacturers, which could result in quality problems. Furthermore, our products and technologies are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem or, in certain instances, making the quality of our implementation dependent in part upon the quality of such other vendors' products. Any negative publicity or impact relating to these product problems could affect the perception of our brand and market acceptance of our products or technologies. These errors could result in a loss of or delay in market acceptance of our products or cause delays in delivering them and meeting customer demands, any of which could reduce our revenue and raise significant customer relations issues. In addition, if our products or technologies contain errors, we could be required to replace or reengineer them or rely upon parties who have incorporated our technologies into their products to implement updates to address such issues, which could cause delays or increase our costs. Moreover, if any such errors cause unintended consequences, we could incur substantial costs in defending and settling product liability claims. Although we generally attempt to contractually limit our liability, if these contract provisions are not enforced, or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.

Production processes for our products are subject to interruption, delay, and other risks. Production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time or in a cost effective manner, which could harm our competitive position. While we have one production facility, we increasingly use contract manufacturers for a significant portion of our production capacity. Our reliance on contract manufacturers for the manufacture of our products involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted, we may not be able to manufacture products on a timely basis. A shortage of manufacturing capacity for our products could negatively impact our operating results and damage our customer relationships. We may be unable to quickly adapt our manufacturing capacity to rapidly changing market conditions and a contract manufacturer may encounter similar difficulties. Likewise, we may be unable to quickly respond to fluctuations in customer demand or contract manufacturer interruptions. At times we underutilize our manufacturing facilities as a result of reduced demand for some of our products. Supply chain disruptions and extended lead times for semiconductor and electrical components may limit the availability of products and result in difficulty meeting demand.

We face threats to our information security systems, cyber attacks, and other cybersecurity risks, which could result in the misappropriation of sensitive information, disruption of our business, reputational damage, legal exposure, and financial losses. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain sensitive and confidential information, including our trade secrets and proprietary business information, and personal data, as well as content and information owned by or pertaining to our customers, suppliers and business partners. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. Our information technology and infrastructure may be vulnerable to attacks by malicious actors including, but not limited to, nation-states and cyber criminals, malware, software bugs or other technical malfunctions, ransomware attacks, or other disruptions. Our sensitive, confidential or proprietary information may be misappropriated by third-party service providers or others who may inappropriately access or exfiltrate that information from a third-party service provider's system.
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

We must comply with a variety of data privacy regulations. Compliance with such regulations can be costly and failure to comply may affect our operations, financial performance, and business. A variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the California Privacy Rights Act (CPRA) and the Virginia Consumer Data Protection Act, which took effect on January 1, 2023 (with certain provisions of the CPRA having retroactive effect to January 1, 2022), as well as obligations from new privacy laws in Colorado, Connecticut, Utah, and Iowa which will take effect between 2023 and 2025, may require us to further modify certain of our information practices and could subject us to additional compliance costs and expenses. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection (including regimes such as the CPRA and continuing developments in the European Union, U.K., and U.S. data privacy frameworks that are rapidly evolving) could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance, and business. Our commercial and cybersecurity insurance policies may be insufficient to insure us against these risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.
COMPETITION

The markets for our technologies are highly competitive. The markets for our technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Consumers may perceive the quality of the visual and audio experiences produced by some of our competitors’ technologies to be equivalent or superior to the sight and sound experiences produced by our technologies. Some of our current or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. These competitors may also be able to offer integrated systems in markets for entertainment technologies on a royalty-free basis or at a lower price than our technologies, including audio, imaging, and other technologies, which could make competing technologies that we develop less attractive. These competitors may also be able to develop and market new technologies that render our existing or future products less competitive. For example, disruptive technologies such as machine learning and other artificial intelligence technologies may significantly alter the market for our products in unpredictable ways and reduce customer demand.

Many of the markets for our products and for products in which our technologies are incorporated are price sensitive. The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to drive the adoption of our technologies into online content and portable devices, such as tablets and smartphones. Such pricing pressures may be exacerbated by increased rates of inflation, which may cause device manufacturers to take additional steps to limit costs. Retail prices for consumer entertainment products that include our audio technologies, such as home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in additional downward pressure on the licensing fees we charge. Further, Dolby.io faces significant pricing pressure from other developer platforms offering media and communication APIs that may be able to offer competing services at lower prices.

We face competitive risks in situations where our customers are also current or potential competitors. We face competitive risks in situations where our customers are also current or potential competitors. For example, Samsung is a significant customer, but some of its technologies are competitive with some of our consumer, broadcast, and cinema technologies. Our customers may choose to use competing technologies they have developed or in which they have an interest rather than use our technologies. The existence of important customer relationships may influence which strategic opportunities we pursue, as we may forgo some opportunities in the interests of preserving a critical customer relationship.

We face competition from other audio formats, imaging solutions, and integrated system offerings. We believe that the success we have had licensing our audio and imaging technologies is due, in part, to the high quality of the solutions that our technologies provide and to the strength of our brand. However, both free and proprietary sound and imaging technologies are becoming increasingly prevalent, and we expect competitors to continue to enter these fields with other offerings. Furthermore, to the extent that customers perceive our competitors’ products as providing the same or similar advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound and video encoding technologies as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. For example, we face competition with respect to our HDR imaging technology, Dolby Vision, and there can be no assurance that additional consumers will adopt Dolby Vision in the near future, or at all, or that we will maintain our existing customers.
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
STRATEGIC ACTIVITIES

The success of our business depends on strong industry relationships. To be successful, we must maintain and grow our relationships with a broad range of industry participants, including:
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

Our M&A activity is subject to certain risks, including risks associated with integrating acquired businesses. We evaluate a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions in connection with, among other things, our efforts to strengthen our audio and cinema businesses and expand beyond audio technologies. Although we cannot predict whether or not we will complete any such acquisitions or other transactions in the future, any of these transactions could be significant in relation to our market capitalization, financial condition, or results of operations. The process of integrating an acquired company, business, or technology may create unforeseen difficulties and expenditures. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages; currency risks; and risks associated with the economic, political, and regulatory environment in specific countries. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, and write-offs of goodwill. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all, particularly during times of market volatility, rising interest rates, and general economic instability. Also, the anticipated benefits of our acquisitions may not materialize.
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
LEGAL AND REGULATORY COMPLIANCE

Conducting business internationally presents a number of risks to our business, including trade restrictions and changing, unpredictable, and/or inconsistent laws in the jurisdictions in which we operate. We are dependent on international sales for a substantial amount of our total revenue. Approximately 61% and 57% of our revenue was derived outside of the U.S. in the fiscal year-to-date ended March 31, 2023 and April 1, 2022, respectively. We are subject to a number of risks related to conducting business internationally, including:
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

Any or all of these factors may impact our ability to operate in foreign countries and the demand for, and profitability of, our technologies and products, as well as our customers' products that incorporate our technologies.
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

Environmental laws and regulations may pose additional costs on and otherwise impact our products and operations. Our products and operations may be regulated under federal, state, local, and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management, disposal, and labeling of hazardous substances and wastes, the achievement of certain energy performance criteria, and the cleanup of contaminated sites. In addition, future environmental laws and regulations have the potential to affect our operations, increase our costs, decrease our revenue, or change the way we design or manufacture our products. We face increasing complexity in our product design as we adjust to requirements relating to the materials composition of our products. In some products, the use or avoidance of particular components that contain regulated hazardous substances may be more difficult or costly, and additional redesign efforts could result in production delays. We could incur costs, fines, and civil or criminal sanctions, third party property damage or personal injury claims, or could be required to incur substantial investigation or remediation costs, if we were to violate or become liable under environmental laws.

We are subject to regulations relating to “conflict minerals” and compliance with, or failure to comply with, such regulations may be costly. SEC rules require the disclosure of the use of tantalum, tin, tungsten, and gold (commonly referred to as "conflict minerals") that are sourced from the Democratic Republic of the Congo and surrounding countries. Certain of those minerals are used in the manufacturing process of electrical components that our products utilize. The potential inclusion of conflict minerals in the materials used in our products could affect the sourcing, availability and pricing of such materials as well as the companies we use to manufacture our products. In circumstances where sources of conflict minerals from the Democratic Republic of the Congo or surrounding countries are not validated as conflict free, we may take actions to change materials, designs or manufacturers to reduce the possibility that our contracts to manufacture products that contain conflict minerals finance or benefit local armed groups in the region. As there may be only a limited number of suppliers that can certify that they are offering “conflict free” conflict minerals, we cannot be sure that our component suppliers will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. These actions could also add engineering and other costs in connection with the manufacturing of our products. If conflict minerals are used in our products, even if inadvertently, disclosure of such use could affect public and investor perception of Dolby and our products.
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

We are subject to complex and changing tax laws which may impact our financial results. We are a U.S. multi-national company that is subject to tax in multiple U.S. and foreign jurisdictions. We must use judgment to determine our worldwide tax provision. We earn a significant amount of our income outside the U.S. and receive tax benefits from a portion of these foreign sales. Realizability of these benefits are contingent upon existing current tax laws and regulations in the U.S. and countries where we operate. The following could materially affect our effective tax rate:
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
In addition, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has made changes to many long-standing transfer pricing and cross-border taxation rules that affect our operations. The OECD has proposed a 15% global minimum corporate tax, which has recently been adopted by the Council of the EU for enactment by EU Member States and may be adopted by the U.S. Further, the OECD, European Commission, EU Member States and other individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, it is possible that these law changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
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

STOCK-RELATED ISSUES

The Dolby family has control over stockholder decisions as a result of the control of a majority of the voting power of our outstanding common stock by them and their affiliates. At March 31, 2023, the Dolby family and their affiliates owned 388,372 shares of our Class A common stock and 36,012,733 shares of our Class B common stock.

As of March 31, 2023, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

Sales of substantial amounts of our Class A common stock in the public markets could reduce the price of our Class A common stock. If our large shareholders, officers, directors or employees sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, including shares of Class A common stock issuable upon conversion of shares of Class B common stock, the trading price of our Class A common stock could decline.
There are risks associated with our stock repurchase program. Our stock repurchase program may reduce the public float of shares available for trading on a daily basis. Such purchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will buy additional shares of our Class A common stock under our stock repurchase program or that any future repurchases will have a positive impact on our stock price or EPS. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our Class A common stock, the nature of other investment or strategic opportunities presented to us, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, the tax consequences of any repurchases (including the potential impact of the recently enacted 1% excise tax on stock repurchases), and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
There are risks associated with our dividend program. We cannot provide assurance that we will continue to increase dividend payments and/or pay dividends. We are not obligated to pay dividends on our Class A and Class B common stock. In October 2014, we announced a quarterly cash dividend program for our stockholders that was initiated by our Board of Directors. Although we anticipate paying regular quarterly dividends for the foreseeable future, dividend declarations and the establishment of future record and payment dates are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of our stockholders. The dividend policy may be changed or canceled at the discretion of the Board of Directors at any time. If we do not pay dividends, the market price of our Class A common stock must appreciate for investors to realize a gain on their investment. This appreciation may not occur and our Class A common stock may in fact depreciate in value.
GENERAL RISK FACTORS

COVID-19, including the spread of variants of SARS-CoV-2, has impacted and will continue to impact our operations and financial performance. COVID-19 continues to impact several of our partners and has resulted in disruption of the supply chain of consumer products and delays in shipments, product development and product launches. In addition, it is unclear how demand for consumer products that include our technologies may change in response to, and following, the pandemic. These factors have impacted revenue pertaining to customer-shipment royalties. Further, these factors have and may continue to result in delays in the release of new products or services that contain our technologies by partners and licensees. In cases where a partner or licensee’s financial condition has significantly worsened, we may have difficulty collecting or be unable to collect amounts owed to us. We may also be negatively impacted by delays in transaction cycles and our recoveries efforts due to ongoing global restrictions related to the pandemic. COVID-19 has also impacted, and may in the future impact, our workforce and workforce policies, which may negatively impact our productivity and operations.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted with any certainty, including, but not limited to, the duration and extent of the pandemic, additional actions taken by governments, businesses and consumers in response to the pandemic, additional subsequent outbreaks and variant strains, and how quickly and to what extent normal economic and operating conditions can resume. Even after COVID-19 has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any persistent economic impacts and any recession that may occur.

Macroeconomic conditions, including elevated inflation, rising interest rates, and supply chain constraints, have impacted and may continue to impact the markets we serve and our business and results of operations. Our revenue and operations and the markets we serve have been, and may continue to be, impacted by macroeconomic conditions, including but not limited to, elevated inflation, rising interest rates, COVID-19-related restrictions and economic impacts, supply chain constraints, increased shipping costs, international conflicts, reduced discretionary consumer spending, and reduced new product investment by our customers caused by higher interest rates and lower demand. The current macroeconomic environment has negatively impacted, and may continue to negatively impact, many of our licensees and that directly impacts, and may continue to impact, our financial results. The impacts of the current macroeconomic environment on our partners have resulted in, and may continue to cause, the disruption of consumer products' supply chains, shortages of certain semiconductor components, and delays in shipments, product development, and product launches. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, we may be negatively impacted by delays in transaction cycles and our recoveries efforts due to the noted macroeconomic conditions and related uncertainty. The future implications of these macroeconomic conditions on our business, the markets we serve, results of operations and overall financial position remain uncertain.

Our results may be impacted by fluctuations in foreign currency exchange rates. We earn revenue, pay expenses, own assets and incur liabilities in foreign countries using several currencies other than the U.S. dollar. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. The majority of our revenue generated from international markets is denominated in U.S. dollars, while the operating expenses of our foreign subsidiaries are predominantly denominated in local currencies. Therefore, our operating expenses will increase when the U.S. dollar weakens against the local currency and decrease when the U.S. dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our unaudited interim condensed consolidated statements of operations. Further, our hedging programs may not be effective to offset any, or more than a portion, of the adverse impact of currency exchange rate movements. Additional risks related to fluctuations in foreign currency exchange rates are described in the Foreign Currency Exchange Risk section of Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk."

Business interruptions by natural disasters and other events beyond our control could adversely impact our business. Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and catastrophic events beyond our control, including, but not limited to, earthquakes, hurricanes, typhoons, tropical storms, floods, tsunamis, fires, droughts, tornadoes, public health issues and pandemics, severe changes in climate, war, terrorism, and geopolitical unrest and uncertainties. Further, outbreaks of pandemic diseases, or the fear of such events, could provoke (and in the case of COVID-19 has provoked) responses, including government-imposed travel restrictions and limits on access to entertainment venues. These responses could negatively affect consumer demand and our business, particularly in international markets. War, including the military conflict between Russia and Ukraine and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, could also affect our business. For example, we have R&D facilities and a large number of employees in Eastern Europe, and any business interruptions or other spillover effects from such conflict could adversely impact our business.
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

We face intense competition for employees. In order to be successful, we must attract, develop, and retain employees, including employees to work on our growth initiatives where our current employees may lack experience with the business models and markets we are pursuing. Competition for experienced employees in our markets can be intense. In order to attract and retain employees, we must provide competitive compensation packages, including cash and equity compensation. Our equity awards include stock options, RSUs and performance-based RSUs. The future value of these awards is uncertain, and depends on our stock price performance over time. In order for our compensation packages to be viewed as competitive, prospective employees must perceive our equity awards to be a valuable benefit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million, $200.0 million, $350.0 million, $350.0 million, $350.0 million, $250.0 million, and $350.0 million as announced on July 29, 2010, August 4, 2011, February 8, 2012, October 23, 2014, January 25, 2017, July 25, 2018, August 1, 2019, July 29, 2021, February 3, 2022, and August 9, 2022 respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate.
The following table provides information regarding our share repurchases made under the program during the second quarter of fiscal 2023:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
December 31, 2022 - January 27, 2023	316,296	$75.15	316,296	287.7 million
January 28, 2023 - February 24, 2023	238,750	$82.99	238,750	267.9 million
February 25, 2023 - March 31, 2023	76,000	$82.64	76,000	261.6 million
Total	631,046		631,046
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program as of the end of the applicable period, and excludes commission costs.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith

10.1*	Dolby Laboratories, Inc. 2020 Stock Plan (as amended and restated on February 7, 2023)	Form 8-K	001-32431	February 10, 2023
10.2*	Dolby Laboratories, Inc. Employee Stock Purchase Plan (as amended and restated on February 7, 2023)	Form 8-K	001-32431	February 10, 2023
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*     Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 4, 2023

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)