Form 10-Q
period 2023-06-30
Dolby Laboratories, Inc.
filed 2023-08-03
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On July 28, 2023, the registrant had 59,555,465 shares of Class A common stock, par value $0.001 per share, and 36,085,779 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended June 30, 2023

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$765,079	$620,127
Restricted cash	34,080	8,244
Short-term investments	124,210	189,213
Accounts receivable, net of allowance for credit losses of $10,012 and $11,834	266,865	243,593
Contract assets, net of allowance for credit losses of $135 and $125	192,585	176,093
Inventories, net	32,398	23,549
Prepaid expenses and other current assets	54,148	50,075
Total current assets	1,469,365	1,310,894
Long-term investments	98,103	102,514
Property, plant, and equipment, net	501,666	513,481
Operating lease right-of-use assets	39,273	46,530
Intangible assets, net	177,334	112,265
Goodwill	426,307	365,147
Deferred taxes	209,681	183,568
Other non-current assets	86,209	55,149
Total assets	$3,007,938	$2,689,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,395	$14,171
Accrued liabilities	346,525	230,237
Income taxes payable	11,018	1,265
Contract liabilities	36,586	18,588
Operating lease liabilities	13,512	13,257
Total current liabilities	423,036	277,518
Non-current contract liabilities	41,624	23,203
Non-current operating lease liabilities	36,552	37,685
Other non-current liabilities	124,003	100,122
Total liabilities	625,215	438,528

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 59,702,582 shares issued and outstanding at June 30, 2023 and 59,798,862 at September 30, 2022	53	53
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,085,779 shares issued and outstanding at June 30, 2023 and 36,085,779 at September 30, 2022	41	41
Retained earnings	2,397,307	2,297,730
Accumulated other comprehensive loss	(31,163)	(51,641)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,366,238	2,246,183
Noncontrolling interest	16,485	4,837
Total stockholders’ equity	2,382,723	2,251,020
Total liabilities and stockholders’ equity	$3,007,938	$2,689,548
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenue:
Licensing	$273,108	$269,289	$932,727	$915,406
Products and services	25,262	20,296	76,455	60,183
Total revenue	298,370	289,585	1,009,182	975,589

Cost of revenue:
Cost of licensing	15,610	13,756	50,334	45,363
Cost of products and services	25,905	22,201	66,680	58,818
Total cost of revenue	41,515	35,957	117,014	104,181

Gross profit	256,855	253,628	892,168	871,408

Operating expenses:
Research and development	68,696	62,859	201,097	199,104
Sales and marketing	85,594	87,114	263,494	268,514
General and administrative	69,954	57,113	191,865	218,250
Restructuring charges	16,676	976	16,465	6,043
Total operating expenses	240,920	208,062	672,921	691,911

Operating income	15,935	45,566	219,247	179,497

Other income/(expense):
Interest income	7,316	1,416	18,967	3,230
Interest expense	(114)	(84)	(161)	(255)
Other income, net	620	2,514	2,967	1,833
Total other income	7,822	3,846	21,773	4,808

Income before income taxes	23,757	49,412	241,020	184,305
Provision for income taxes	(7,352)	(9,802)	(49,284)	(28,166)
Net income including noncontrolling interest	16,405	39,610	191,736	156,139
Less: net (income)/loss attributable to noncontrolling interest	(6)	(13)	(266)	192
Net income attributable to Dolby Laboratories, Inc.	$16,399	$39,597	$191,470	$156,331

Net income per share:
Basic	$0.17	$0.40	$2.00	$1.55
Diluted	$0.17	$0.39	$1.96	$1.52
Weighted-average shares outstanding:
Basic	95,658	100,213	95,794	100,936
Diluted	97,459	101,474	97,588	102,993

Related party rent expense:
Included in net income attributable to noncontrolling interest	$84	$71	$226	$213

Cash dividend declared per common share	$0.27	$0.25	$0.81	$0.75
Cash dividend paid per common share	$0.27	$0.25	$0.81	$0.75
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income including noncontrolling interest	$16,405	$39,610	$191,736	$156,139
Other comprehensive income/(loss):
Currency translation adjustments gains/(losses), net of tax benefit/(expense) of $0, $0, $0, and $0	(3,199)	(14,086)	13,679	(15,842)
Unrealized gains/(losses) on investments, net of tax benefit/(expense) of $12, $3, $50, and ($2)	(250)	(426)	2,741	(4,446)
Unrealized gains/(losses) on cash flow hedges, net of tax benefit of $26, $178, $115, and $98	(211)	(498)	4,512	(320)
Total other comprehensive income/(loss), net of tax	(3,660)	(15,010)	20,932	(20,608)

Total comprehensive income	12,745	24,600	212,668	135,531
Less: comprehensive (income)/loss attributable to noncontrolling interest	(83)	252	(720)	404
Comprehensive income attributable to Dolby Laboratories, Inc.	$12,662	$24,852	$211,948	$135,935
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at March 31, 2023	$95	$—	$2,378,115	$(27,426)	$2,350,784	$5,208	$2,355,992
Net income	—	—	16,399	—	16,399	6	16,405
Other comprehensive income/(loss), net of tax	—	—	—	(3,737)	(3,737)	77	(3,660)
Stock-based compensation expense	—	29,224	—	—	29,224	—	29,224
Capitalized stock-based compensation expense	—	389	—	—	389	—	389
Repurchase of common stock	(1)	(53,635)	28,636	—	(25,000)	—	(25,000)
Cash dividends declared and paid on common stock	—	—	(25,843)	—	(25,843)	—	(25,843)
Common stock issued under employee stock plans	—	15,837	—	—	15,837	—	15,837
Tax withholdings on vesting of restricted stock	—	(1,819)	—	—	(1,819)	—	(1,819)
Equity issued in connection with business combination	—	10,004	—	—	10,004	11,194	21,198
Balance at June 30, 2023	$94	$—	$2,397,307	$(31,163)	$2,366,238	$16,485	$2,382,723

	Fiscal Year-To-Date Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at September 30, 2022	$94	$—	$2,297,730	$(51,641)	$2,246,183	$4,837	$2,251,020
Net income	—	—	191,470	—	191,470	266	191,736
Other comprehensive income, net of tax	—	—	—	20,478	20,478	454	20,932
Distributions to noncontrolling interest	—	—	—	—	—	(266)	(266)
Stock-based compensation expense	—	90,291	—	—	90,291	—	90,291
Capitalized stock-based compensation expense	—	1,060	—	—	1,060	—	1,060
Repurchase of common stock	(2)	(109,965)	(14,309)	—	(124,276)	—	(124,276)
Cash dividends declared and paid on common stock	—	—	(77,584)	—	(77,584)	—	(77,584)
Common stock issued under employee stock plans	2	37,229	—	—	37,231	—	37,231
Tax withholdings on vesting of restricted stock	—	(28,619)	—	—	(28,619)	—	(28,619)
Equity issued in connection with business combination	—	10,004	—	—	10,004	11,194	21,198
Balance at June 30, 2023	$94	$—	$2,397,307	$(31,163)	$2,366,238	$16,485	$2,382,723

	Fiscal Quarter Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at April 1, 2022	$99	$—	$2,615,354	$(15,681)	$2,599,772	$5,416	$2,605,188
Net income	—	—	39,597	—	39,597	13	39,610
Other comprehensive loss, net of tax	—	—	—	(14,745)	(14,745)	(265)	(15,010)
Stock-based compensation expense	—	27,608	—	—	27,608	—	27,608
Repurchase of common stock	(2)	(44,871)	(145,127)	—	(190,000)	—	(190,000)
Cash dividends declared and paid on common stock	—	—	(25,135)	—	(25,135)	—	(25,135)
Common stock issued under employee stock plans	1	18,537	—	—	18,538	—	18,538
Tax withholdings on vesting of restricted stock	—	(1,274)	—	—	(1,274)	—	(1,274)
Balance at July 1, 2022	$98	$—	$2,484,689	$(30,426)	$2,454,361	$5,164	$2,459,525

	Fiscal Year-To-Date Ended
	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at September 24, 2021	$100	$—	$2,607,909	$(10,030)	$2,597,979	$6,253	$2,604,232
Net income	—	—	156,331	—	156,331	(192)	156,139
Other comprehensive loss, net of tax	—	—	—	(20,396)	(20,396)	(212)	(20,608)
Distributions to noncontrolling interest	—	—	—	—	—	(1,435)	(1,435)
Stock-based compensation expense	—	87,963	—	—	87,963	—	87,963
Repurchase of common stock	(4)	(107,567)	(202,915)	—	(310,486)	—	(310,486)
Cash dividends declared and paid on common stock	—	—	(75,816)	—	(75,816)	—	(75,816)
Common stock issued under employee stock plans	2	53,598	—	—	53,600	—	53,600
Tax withholdings on vesting of restricted stock	—	(33,994)	—	—	(33,994)	—	(33,994)
Deconsolidation of subsidiary	—	—	(820)	—	(820)	750	(70)
Balance at July 1, 2022	$98	$—	$2,484,689	$(30,426)	$2,454,361	$5,164	$2,459,525
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	June 30, 2023	July 1, 2022
Operating activities:
Net income including noncontrolling interest	$191,736	$156,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,428	69,382
Stock-based compensation	90,291	87,963
Amortization of operating lease right-of-use assets	9,829	11,658
Amortization of premium on investments	(179)	1,109
Provision for/(benefit from) credit losses	(348)	2,166
Deferred income taxes	(21,653)	(29,143)
Other non-cash items affecting net income	(1,751)	(2,388)
Changes in operating assets and liabilities:
Accounts receivable, net	43,546	(5,395)
Contract assets, net	(10,105)	11,999
Inventories	(2,425)	(12,231)
Operating lease right-of-use assets	(3,799)	(941)
Prepaid expenses and other assets	775	(1,169)
Accounts payable and accrued liabilities	(83,737)	(29,782)
Income taxes, net	14,975	17,023
Contract liabilities	(1,686)	3,314
Operating lease liabilities	(7,452)	(10,539)
Other non-current liabilities	2,621	(1,898)
Net cash provided by operating activities	282,066	267,267

Investing activities:
Purchases of marketable securities	(123,075)	(248,156)
Proceeds from sales of marketable securities	54,020	8,970
Proceeds from maturities of marketable securities	139,423	75,890
Purchases of property, plant, and equipment	(22,154)	(37,218)
Business combinations, net of cash and restricted cash acquired	25,703	(38,171)
Purchases of intangible assets	—	(11,528)
Purchases of other investments	—	(5,000)
Net cash provided by/(used in) investing activities	73,917	(255,213)

Financing activities:
Proceeds from issuance of common stock	37,231	53,600
Repurchase of common stock	(124,276)	(310,486)
Payment of cash dividend	(77,584)	(75,816)
Distribution to noncontrolling interest	(266)	(1,435)
Shares repurchased for tax withholdings on vesting of restricted stock	(28,619)	(33,994)
Payment of deferred consideration for prior business combinations	(500)	—
Net cash used in financing activities	(194,014)	(368,131)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	8,819	(9,698)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	170,788	(365,775)
Cash, cash equivalents, and restricted cash at beginning of period	628,371	1,233,032
Cash, cash equivalents, and restricted cash at end of period	$799,159	$867,257

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$40,461	$30,014

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$2,047	$(2,897)
Equity issued in connection with business combination	21,198	—
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
The results for the fiscal quarter and year-to-date period ended June 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 29, 2023.
Principles of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of Dolby Laboratories, Inc. and our majority-owned subsidiaries. In addition, we have consolidated the financial results of jointly owned affiliated companies in which our principal stockholder or other entities have a noncontrolling interest. We report these noncontrolling interests as a separate line in our unaudited interim condensed consolidated statements of operations as net income attributable to noncontrolling interest and in our unaudited interim condensed consolidated balance sheets as a noncontrolling interest. We eliminate all intercompany accounts and transactions upon consolidation.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended June 30, 2023 and July 1, 2022. Our fiscal year ending September 29, 2023 (fiscal 2023) consists of 52 weeks, and our fiscal year ended September 30, 2022 (fiscal 2022) consisted of 53 weeks.

2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, investments, accounts receivable, and contract assets. We maintain cash, cash equivalents, and investments with multiple financial institutions that have high credit standing, and that we believe are financially sound and have minimal credit risk exposure, although at times our balances may exceed the applicable insurance coverage limits. We monitor and manage the overall counterparty credit risk exposure of our cash balances to individual financial institutions on an ongoing basis. Our investment portfolio consists of investment-grade securities diversified amongst security types, industries, and issuers. All of our securities are held in custody by large national financial institutions. Our investment policy limits the amount of credit exposure to a maximum of 5% of our total portfolio to any one issuer, except for the U.S. Treasury, and we believe no significant concentration risk exists with respect to these investments. We also mitigate counterparty risk through entering into derivative contracts with high-credit-quality financial institutions. Actual or potential defaults of one or more financial institutions could impact our results of operations or financial position, and make it challenging to find alternative qualified counterparties.
The majority of our licensing revenue is generated from customers outside of the U.S. We manage the credit risk posed by non-U.S. customers by performing regular evaluations of the creditworthiness of our licensing customers and recognize revenue in accordance with US GAAP.
Recently Issued Accounting Standards
Adopted Standards
Business Combinations.     In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by an acquirer in accordance with ASC 606, Revenue from Contracts with Customers. This standard will be effective for Dolby beginning September 30, 2023 on a prospective basis, but early adoption is permitted. We early adopted this ASU in conjunction with the acquisition of MPEG LA (as defined below) by Via Corp (as defined below), and with that adoption, we recognized $38.1 million in deferred revenue. Refer to Note 16 "Business Combination" for a description of the recent business combination involving Via LA (as defined below). There were no other business combinations entered into during the third quarter of fiscal 2023 and year-to-date period ended June 30, 2023.
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
•Licensing Administration Fees. We generate service fees for managing patent pools on behalf of third party patent owners through our subsidiary, Via LA. See Note 16 "Business Combination" for a description of the recent business combination involving Via LA.
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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements within the following two quarters. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the third quarter of fiscal 2023, we recorded a favorable adjustment of approximately $1 million, which was primarily related to shipments that occurred in the prior two quarters.
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
We undertake activities aimed at identifying potential unauthorized uses of our technologies, which, when successful, result in the recognition of revenue. Recoveries stem from third parties who agree to remit payments to us based on past use of our technology. In these scenarios, a legally binding contract did not exist at the time of use of our technology, and therefore, we recognize revenue recoveries upon execution of the agreement as that is the point in time at which a contract exists and control is transferred. This revenue is classified as licensing revenue.
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
Licensing Administration Fee. We generate service fees for managing patent pools on behalf of third party patent owners through our subsidiary, Via LA. As an agent to licensors in the patent pool, Via LA receives a share of the sales-based royalty that the patent pool licensors earn from licensees. As such, we apply the sales-based royalty exception as the service provided is directly related to the patent pool licensors’ provision of IP, which results in recognition based on estimates of the licensee’s quarter shipments that use the pool’s patents. In addition to sales-based royalties, Via LA also has contracts where the fees are fixed. The revenue share Via LA receives from licensors on fixed fee contracts is recognized over the term in which we are providing services associated with the fixed fee contract. We recognize our administrative fees net of the consideration paid to the patent licensors in the pool as licensing revenue. See Note 16 "Business Combination" to our unaudited interim condensed consolidated financial statements for a description of the recent business combination involving Via LA.
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of June 30, 2023, we had $78.0 million of remaining performance obligations, 19% of which we expect to recognize as revenue in fiscal 2023, 33% in fiscal 2024, and the balance of 48% in fiscal years beyond 2024.
F.Disaggregation of Revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	June 30, 2023		July 1, 2022		June 30, 2023		July 1, 2022
Licensing	$273,108	92%	$269,289	93%	$932,727	92%	$915,406	94%
Products and services	25,262	8%	20,296	7%	76,455	8%	60,183	6%
Total revenue	$298,370	100%	$289,585	100%	$1,009,182	100%	$975,589	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	June 30, 2023		July 1, 2022		June 30, 2023		July 1, 2022
Broadcast	$102,966	38%	$99,327	37%	$349,271	37%	$325,441	36%
Mobile	50,363	18%	63,237	23%	207,775	22%	204,212	22%
CE	34,417	13%	38,663	14%	128,515	14%	150,192	16%
PC	29,489	11%	26,947	10%	97,122	10%	119,190	13%
Other	55,873	20%	41,115	16%	150,044	17%	116,371	13%
Total licensing revenue	$273,108	100%	$269,289	100%	$932,727	100%	$915,406	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Geographic Location	June 30, 2023		July 1, 2022		June 30, 2023		July 1, 2022
United States	$84,371	28%	$78,471	27%	$361,715	36%	$375,680	39%
International	213,999	72%	211,114	73%	647,467	64%	599,909	61%
Total revenue	$298,370	100%	$289,585	100%	$1,009,182	100%	$975,589	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance and deferred revenue that is typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our unaudited interim condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. We recognized $3.1 million in the third quarter of fiscal 2023 and $14.7 million in the fiscal year-to-date period ended June 30, 2023 from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	June 30, 2023	September 30, 2022	Change ($)	Change (%)
Accounts receivable, net	$266,865	$243,593	$23,272	10%
Contract assets, net	192,585	176,093	16,492	9%
Contract liabilities - current	36,586	18,588	17,998	97%
Contract liabilities - non-current	41,624	23,203	18,421	79%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our unaudited interim condensed consolidated balance sheets as of June 30, 2023 and September 30, 2022 (in thousands).
Accounts Receivable and Contract Assets

	June 30, 2023	September 30, 2022
Trade accounts receivable	$130,522	$162,531
Accounts receivable from patent administration program licensees	146,355	92,896
Contract assets	192,720	176,218
Accounts receivable and contract assets, gross	469,597	431,645
Less: allowance for credit losses on accounts receivable and contract assets	(10,147)	(11,959)
Total accounts receivable and contract assets, net	$459,450	$419,686
Accounts receivable as of June 30, 2023 and September 30, 2022, respectively, includes unbilled accounts receivable balances of $141.2 million and $106.9 million, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via LA's unconditional right to consideration related to its patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to S&M and G&A	Additions/(Deductions)	Ending Balance
For fiscal year-to-date period ended:
September 30, 2022	$8,952	$5,460	$(7)	$14,405
June 30, 2023	14,405	(348)	(1,793)	12,264
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of June 30, 2023 and September 30, 2022.
Inventories

	June 30, 2023	September 30, 2022
Raw materials	$5,833	$10,026
Work in process	3,961	4,955
Finished goods	22,604	8,568
Total inventories	$32,398	$23,549
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our unaudited interim condensed consolidated balance sheets. We have included $1.9 million and $2.8 million of raw materials inventory within non-current assets as of June 30, 2023 and September 30, 2022, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

	June 30, 2023	September 30, 2022
Prepaid expenses	$25,550	$26,851
Other current assets	28,598	23,224
Total prepaid expenses and other current assets	$54,148	$50,075

Accrued Liabilities

	June 30, 2023	September 30, 2022
Amounts payable to patent administration program partners	$155,373	$63,106
Accrued compensation and benefits	93,470	84,111
Accrued professional fees	22,203	13,057
Unpaid property, plant, and equipment additions	17,938	15,428
Accrued customer refunds	4,519	3,674
Accrued market development funds	14,549	7,206
Other accrued liabilities	38,473	43,655
Total accrued liabilities	$346,525	$230,237
Other Non-Current Liabilities

	June 30, 2023	September 30, 2022
Supplemental retirement plan obligations	$4,088	$4,127
Non-current tax liabilities (1)	91,333	83,758
Other liabilities	28,582	12,237
Total other non-current liabilities	$124,003	$100,122
(1)        Refer to Note 12 "Income Taxes" for additional information related to our tax liabilities.

5. Investments and Fair Value Measurements
We use cash holdings to purchase investment-grade securities diversified among security types, industries, and issuers. All of our investments in debt securities are measured at fair value, and are recorded within cash equivalents and both short-term and long-term investments in our unaudited interim condensed consolidated balance sheets. With the exception of our mutual fund investments held in our SERP and classified as trading securities and our other long-term investments, all of our investments are classified as AFS securities. Derivative contracts are used to hedge currency risk, and these are carried at fair value and classified as other assets and other liabilities.
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

	June 30, 2023
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$693,427	$—	$—	$693,427	$693,427	$—	$—
Cash equivalents:
Money market funds	71,651	1	—	71,652	71,652	—	—
Cash and cash equivalents	765,078	1	—	765,079	765,079	—	—

Short-term investments:
Certificate of deposit	12,476	1	(12)	12,465	—	12,465	—
U.S. agency securities	5,891	2	(18)	5,875	—	5,875	—
Government bonds	43,337	1	(624)	42,714	40,026	2,688	—
Commercial paper	5,580	—	(4)	5,576	—	5,576	—
Corporate bonds	37,386	—	(396)	36,990	—	36,990	—
Municipal debt securities	20,730	1	(141)	20,590	—	20,590	—
Short-term investments	125,400	5	(1,195)	124,210	40,026	84,184	—

Long-term investments:
Government bonds	33,419	—	(1,150)	32,269	31,390	879	—
Corporate bonds	35,929	2	(707)	35,224	—	35,224	—
Municipal debt securities	21,633	32	(232)	21,433	—	21,433	—
Other investments (1)	9,177	—	—	9,177	—	—	—
Long-term investments	100,158	34	(2,089)	98,103	31,390	57,536	—

Total cash, cash equivalents, and investments	$990,636	$40	$(3,284)	$987,392	$836,495	$141,720	$—

Investments held in supplemental retirement plan:
Assets	$4,186	$—	$—	$4,186	$4,186	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,186	$—	$—	$4,186	$4,186	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$597	$—	$597	$—	$597	$—
Liabilities: Included in other accrued liabilities	$—	$—	$(572)	$(572)	$—	$(572)	$—
(1)Other investments as of June 30, 2023 is primarily comprised of an equity method investment of $3.9 million and an equity security without a readily determinable fair value, valued at $5.0 million. The equity method investment is measured at cost minus impairment, if any, adjusted for our proportionate share of the investee's net income or loss. Our share of the equity method investee's net income or loss is included in other income/(expense), net on the unaudited interim condensed consolidated statements of operations. Our share of the equity method investee's net income was not material in the third quarter of fiscal 2023 and was $3.1 million in the third quarter of fiscal 2022. Our share of the equity method investee's net income was $2.4 million and $3.5 million in fiscal year-to-date periods ended June 30, 2023 and July 1, 2022, respectively.

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
(1)Other investments as of September 30, 2022 is comprised of an equity method investment of $5.9 million and an equity security without a readily determinable fair value, valued at $5.0 million.
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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for greater than twelve months as of June 30, 2023 and September 30, 2022 (in thousands):

	June 30, 2023				September 30, 2022
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$9,916	$(12)	$—	$—	$10,352	$(47)	$—	$—
U.S. agency securities	842	(18)	—	—	13,144	(5)	1,395	(55)
Government bonds	33,190	(332)	38,862	(1,443)	89,741	(2,593)	8,566	(332)
Commercial paper	5,576	(4)	—	—	5,770	(15)	—	—
Corporate bonds	58,578	(602)	9,746	(500)	81,044	(1,523)	18,306	(561)
Municipal debt securities	20,315	(182)	8,271	(191)	40,119	(712)	3,336	(156)
Total	$128,417	$(1,150)	$56,879	$(2,134)	$240,170	$(4,895)	$31,603	$(1,104)
Although we had certain securities that were in an unrealized loss position as of June 30, 2023 and September 30, 2022, we expect to recover the full carrying value of these securities.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of June 30, 2023 and September 30, 2022, which are recorded within cash equivalents and both short and long-term investments in our unaudited interim condensed consolidated balance sheets (in thousands):

	June 30, 2023		September 30, 2022
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$197,051	$195,862	$336,291	$334,537
Due in 1 to 2 years	60,640	58,964	53,721	51,332
Due in 2 to 5 years	30,341	29,962	42,122	40,280
Total	$288,032	$284,788	$432,134	$426,149

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations.
As of June 30, 2023 and September 30, 2022, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	June 30, 2023	September 30, 2022
Land	$41,946	$41,774
Buildings and building improvements	287,815	287,544
Leasehold improvements	81,090	86,793
Machinery and equipment	146,631	136,995
Computer equipment and software	239,180	232,108
Furniture and fixtures	33,150	33,797
Equipment provided under operating leases	223,248	229,177
Construction-in-progress	25,232	23,037
Property, plant, and equipment, gross	1,078,292	1,071,225
Less: accumulated depreciation	(576,626)	(557,744)
Property, plant, and equipment, net	$501,666	$513,481

7. Leases
As Lessee
As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the noncontrolling interests in our consolidated subsidiaries. The following table presents the maturity analysis of lease liabilities (in thousands):

June 30, 2023
Operating Leases
Remainder of Fiscal 2023	$4,340
Fiscal 2024	15,976
Fiscal 2025	11,900
Fiscal 2026	7,455
Fiscal 2027	5,163
Thereafter	12,374
Total undiscounted lease payments	57,208
Less: imputed interest	(7,144)
Total lease liabilities	$50,064
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Operating Lease Income
Variable operating lease income	$9,055	$10,659	$26,040	$25,136
Fixed operating lease income	834	684	2,362	2,231
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $1.0 million and $1.1 million as of June 30, 2023 and September 30, 2022, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.

The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	June 30, 2023
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2023	$127	$1,595
Fiscal 2024	1,198	795
Fiscal 2025	1,218	395
Fiscal 2026	932	395
Fiscal 2027	—	—
Thereafter	—	—
Total undiscounted cash flows	$3,475	3,180
Less: Carrying value of lease receivables		(572)
Difference		$2,608

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 30, 2022	$365,147
Acquired goodwill (1)	56,683
Translation adjustments	4,477
Balance at June 30, 2023	$426,307
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
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, customer relationships and contracts, and trademarks. Intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2023			September 30, 2022
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$357,032	$(271,322)	$85,710	$355,622	$(253,080)	$102,542
Customer relationships	152,190	(60,617)	91,573	66,142	(56,572)	9,570
Other intangible assets	23,032	(22,981)	51	22,973	(22,820)	153
Total	$532,254	$(354,920)	$177,334	$444,737	$(332,472)	$112,265
During the third quarter of fiscal 2023, we acquired $86.0 million of identifiable intangible assets in connection with the acquisition of MPEG LA. Refer to Note 16 "Business Combination" for more information. During the fiscal year-to-date period ended July 1, 2022, we purchased various patents for purchase consideration of $11.5 million, and upon acquisition, these intangible assets had a weighted-average useful life of 16.0 years. These intangible assets facilitate our R&D efforts, technologies, and potential product offerings.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations. Amortization expense was $7.5 million and $6.6 million in the third quarters of fiscal 2023 and 2022, respectively, and $20.8 million and $22.2 million in the fiscal year-to-date periods ended June 30, 2023 and July 1, 2022, respectively. As of June 30, 2023, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2023	$8,032
2024	31,305
2025	16,348
2026	15,456
2027	14,773
Thereafter	91,420
Total	$177,334

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of June 30, 2023, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of June 30, 2023, we had 59,702,582 shares of Class A common stock and 36,085,779 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
The following table summarizes information about PSOs granted to our executive officers that have vested during the periods presented:

Grant Date	Aggregate Shares Granted at Target Award	Aggregate Shares Exercisable at Vest Date (1)	Percentage Vested of Target Award	Vested Date
December 15, 2018	241,100	158,700	75%	December 2021
(1)Aggregate shares exercisable at vest date does not include any shares that were cancelled before the vest date after they were granted.
As of June 30, 2023, an aggregate of 270,228 shares of PSOs were exercisable and outstanding.

The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding at September 30, 2022	4,059	$62.59
Grants	326	71.07
Exercises	(457)	44.83
Options outstanding at June 30, 2023	3,928	65.41	5.43	$75,772
Options vested and expected to vest at June 30, 2023	3,781	65.20	5.36	75,116
Options exercisable at June 30, 2023	3,040	$61.81	4.64	69,158
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on June 30, 2023 of $83.68 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    In fiscal 2008, we began granting RSUs to certain directors, officers and employees. RSU awards granted to employees and officers generally vest over four years, with equal annual cliff-vesting. Awards granted to ongoing non-employee directors generally vest over approximately one year. Awards granted to new non-employee directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the adjusted fair market value of our Class A common stock on the date of grant, discounted to account for dividend payments forgone during the vesting period, and is recognized on a straight-line basis over the requisite service period. Certain grants may have other vesting conditions or other award terms as approved by the Compensation Committee of our Board of Directors. Our 2020 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria.
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
The following table summarizes information on PSUs granted to our executive officers that have not vested as of June 30, 2023:

	Aggregate Shares Granted	Percentage of Target Award Amount	Potential Shares at Vest Date
December 15, 2020	66,138	200%	132,276
December 15, 2021	60,301	200%	120,602
December 15, 2022	90,613	200%	181,226
On December 16, 2019, we granted PSUs to our executive officers for an aggregate of 62,000 shares, which vested in December 2022 at 81% of the target award amount. As of June 30, 2023, PSUs which would vest for an aggregate of 204,709 shares at the target award amount (409,418 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested at September 30, 2022	3,502	$83.09
Granted	1,617	69.15
Vested	(1,165)	78.03
Forfeitures	(133)	80.17
Non-vested at June 30, 2023	3,821	$78.83
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended	Fiscal Year-To-Date Ended
	July 1, 2022	June 30, 2023	July 1, 2022
Expected term (in years)	4.78	4.82	4.78
Risk-free interest rate	3.0%	3.6%	1.5%
Expected stock price volatility	29.7%	29.4%	28.8%
Dividend yield	1.3%	1.6%	1.1%
There were no stock options granted during the third quarter of fiscal 2023.
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
The following two tables separately present stock-based compensation expense both by award type and classification in our unaudited interim condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Compensation expense
Stock options	$2,059	$2,321	$6,472	$7,939
Restricted stock units (1) (2)	26,211	23,715	80,307	75,121
Employee stock purchase plan	954	1,572	3,512	4,903
Total stock-based compensation expense	29,224	27,608	90,291	87,963
Estimated benefit from income taxes	(4,493)	(4,280)	(13,692)	(13,811)
Total stock-based compensation, net of tax	$24,731	$23,328	$76,599	$74,152
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.4 million in third quarter of fiscal 2023 and $1.1 million in the fiscal year-to-date period ended June 30, 2023 of capitalized stock-based compensation related to internal-use software.
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Compensation expense
Cost of products and services	$375	$415	$1,309	$1,407
Research and development	9,681	9,171	29,829	28,428
Sales and marketing	9,756	9,718	30,759	31,757
General and administrative	9,412	8,304	28,394	26,371
Total stock-based compensation expense	29,224	27,608	90,291	87,963
Estimated benefit from income taxes	(4,493)	(4,280)	(13,692)	(13,811)
Total stock-based compensation, net of tax	$24,731	$23,328	$76,599	$74,152

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the third quarters of fiscal 2023 and fiscal 2022, or in the fiscal year-to-date periods ended June 30, 2023 and July 1, 2022.

Unrecognized Compensation Expense.    As of June 30, 2023, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $13.2 million, which is expected to be recognized over a weighted-average period of 2.5 years. As of June 30, 2023, total unrecognized compensation expense associated with RSUs expected to vest was approximately $201.7 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of June 30, 2023 (in thousands):

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
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of June 30, 2023, the remaining authorization to purchase additional shares was $236.6 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2023:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 30, 2022	680,861	$49,412	$72.57
Q2 - Quarter ended March 31, 2023	631,046	49,864	79.02
Q3 - Quarter ended June 30, 2023	294,793	25,000	84.81
Total	1,606,700	$124,276
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2023:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 30, 2022	February 2, 2023	February 14, 2023	February 22, 2023	$0.27	$25.9 million
Q2 - Quarter ended March 31, 2023	May 4, 2023	May 16, 2023	May 23, 2023	$0.27	$25.8 million
Q3 - Quarter ended June 30, 2023	August 3, 2023	August 14, 2023	August 22, 2023	$0.27	$25.9 million	(1)

(1)The dividend payment amount for the dividend declared in the third quarter of fiscal 2023 is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our unaudited interim condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended June 30, 2023				Fiscal Year-To-Date Ended June 30, 2023
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(2,995)	$240	$(24,671)	$(27,426)	$(5,986)	$(4,483)	$(41,172)	$(51,641)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	(193)	(375)	—	(568)	2,911	5,177	—	8,088
Foreign currency translation gains/(losses) (1)	—	—	(3,276)	(3,276)	—	—	13,225	13,225
Income tax effect - benefit	—	61	—	61	—	—	—	—
Net of tax	(193)	(314)	(3,276)	(3,783)	2,911	5,177	13,225	21,313
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	(69)	138	—	69	(220)	(780)	—	(1,000)
Income tax effect - benefit/(expense) (3)	12	(35)	—	(23)	50	115	—	165
Net of tax	(57)	103	—	46	(170)	(665)	—	(835)
Net current-period other comprehensive income/(loss)	(250)	(211)	(3,276)	(3,737)	2,741	4,512	13,225	20,478
Ending Balance	$(3,245)	$29	$(27,947)	$(31,163)	$(3,245)	$29	$(27,947)	$(31,163)

	Fiscal Quarter Ended July 1, 2022				Fiscal Year-To-Date Ended July 1, 2022
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(3,800)	$56	$(11,937)	$(15,681)	$220	$(122)	$(10,128)	$(10,030)
Other comprehensive loss before reclassifications:
Unrealized losses	(414)	(362)	—	(776)	(4,971)	(6)	—	(4,977)
Foreign currency translation losses (1)	—	—	(13,821)	(13,821)	—	—	(15,630)	(15,630)
Income tax effect - benefit	—	97	—	97	—	—	—	—
Net of tax	(414)	(265)	(13,821)	(14,500)	(4,971)	(6)	(15,630)	(20,607)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	(15)	(314)	—	(329)	527	(412)	—	115
Income tax effect - benefit/(expense) (3)	3	81	—	84	(2)	98	—	96
Net of tax	(12)	(233)	—	(245)	525	(314)	—	211
Net current-period other comprehensive loss	(426)	(498)	(13,821)	(14,745)	(4,446)	(320)	(15,630)	(20,396)
Ending Balance	$(4,226)	$(442)	$(25,758)	$(30,426)	$(4,226)	$(442)	$(25,758)	$(30,426)
(1)The foreign currency translation gains during the fiscal year-to-date period ended June 30, 2023 were primarily due to the strengthening of other foreign currencies as compared to the U.S. dollar. The foreign currency translation losses during the third quarter of fiscal 2023, the third quarter of fiscal 2022, and the fiscal year-to-date period ended July 1, 2022 were primarily due to the strengthening of the U.S. dollar as compared to other foreign currencies.
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$16,399	$39,597	$191,470	$156,331

Denominator:
Weighted-average shares outstanding—basic	95,658	100,213	95,794	100,936
Potential common shares from options to purchase common stock	847	779	746	1,037
Potential common shares from restricted stock units	896	409	986	916
Potential common shares from employee stock purchase plan	58	73	62	104
Weighted-average shares outstanding—diluted	97,459	101,474	97,588	102,993

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.17	$0.40	$2.00	$1.55
Diluted	$0.17	$0.39	$1.96	$1.52

Antidilutive awards excluded from calculation:
Stock options	997	756	907	552
Restricted stock units	5	2,304	142	1,088
Employee stock purchase plan	5	—	2	—

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefits
As of June 30, 2023, the total amount of gross unrecognized tax benefits was $78.0 million, of which $52.2 million, if recognized, would reduce our effective tax rate. As of September 30, 2022, the total amount of gross unrecognized tax benefits was $69.7 million, of which $44.0 million, if recognized, would reduce our effective tax rate. The fiscal year-to-date period ended June 30, 2023 increase was primarily due to current year reserves for transfer pricing and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our unaudited interim condensed consolidated balance sheets.

Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the third quarter of fiscal 2023 was 30.9% or a tax expense of $7.4 million and our effective tax rate in the third quarter of fiscal 2022 was 19.8% or a tax expense of $9.8 million. The increase in our effective tax rate was primarily due to the non-recurring discrete benefits from the settlement of Federal tax audit and prior year tax return true-ups in fiscal 2022.
Our effective tax rate in the fiscal year-to-date period ended June 30, 2023 was 20.4% or a tax expense of $49.3 million and our effective tax rate in the fiscal year-to-date period ended July 1, 2022 was 15.3% or a tax expense of $28.2 million. The increase in our effective tax rate was primarily due to the non-recurring discrete benefits from the settlement of a federal tax audit and prior year tax return true-ups in fiscal 2022 and lower tax benefits related to settlement of stock-based awards in fiscal 2023.
Compared to the Federal statutory rate of 21%, our effective tax rate for the third quarter of fiscal 2023 was higher primarily due to the mix of earnings favoring jurisdictions with higher tax rates. The effective tax rate for the fiscal year-to-date period ended June 30, 2023 was lower primarily due to tax benefits related to settlement of stock-based awards.
On July 21, 2023, the IRS announced in a notice that taxpayers can temporarily apply the regulations in effect prior to 2022 related to U.S. federal foreign tax credits. This relief applies to foreign taxes paid or accrued in our fiscal 2023. We are currently evaluating the effect on our consolidated financial statements and expect to recognize any changes in our financial results for the period ending September 29, 2023.

13. Restructuring
Restructuring charges recorded in our unaudited interim condensed consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2023 Restructuring Events.    In the third quarter of 2023, we implemented a focused restructuring plan, primarily consisting of workforce reductions and facility consolidations to improve execution in alignment with our strategy and to reduce our cost structure through improved utilization of our global infrastructure. As a result of these events, we recorded expense of $10.5 million in severance and other related benefits offered to approximately 130 impacted employees, and we recorded expense of $6.9 million related to a facility consolidation in New York, NY. Actions related to this plan are expected to be completed by the second half of fiscal 2024. The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 24, 2021	$163	$4	$167
Restructuring charges	8,874	1,749	10,623
Cash payments and adjustments	(3,256)	(1,753)	(5,009)
Balance at September 30, 2022	$5,781	$—	$5,781
Restructuring charges	10,498	5,967	16,465
Cash payments and adjustments	(6,284)	926	(5,358)
Non-cash adjustment for leased facility exit costs	—	(6,893)	(6,893)
Balance at June 30, 2023	$9,995	$—	$9,995
The fiscal 2022 activities primarily related to our fiscal 2022 restructuring plan within our entertainment organization to align resources with a revised business strategy and outlook, and to support our higher priority focus areas.
Accruals for restructuring charges/(credits) incurred for the restructuring plan described above are included within accrued liabilities in our unaudited interim condensed consolidated balance sheets, while restructuring charges are included within restructuring charges in our unaudited interim condensed consolidated statements of operations.

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

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of June 30, 2023 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2023	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Naming rights	$4,358	$12,794	$13,126	$13,472	$8,534	$44,316	$96,600
Purchase obligations	12,584	13,328	4,827	490	—	—	31,229
Donation commitments	1,681	116	116	116	86	417	2,532
Total	$18,623	$26,238	$18,069	$14,078	$8,620	$44,733	$130,361
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

16. Business Combination
MPEG LA
On April 28, 2023, our wholly-owned subsidiary Via Licensing Corporation ("Via Corp") acquired 100% of MPEG LA, L.L.C. ("MPEG LA"), a privately held patent pool administrator that managed several collaborative licensing programs in video imaging and other technologies. In connection with the transaction, Via Corp changed its structure and name to Via Licensing Alliance LLC ("Via LA") and became a majority owned subsidiary of Dolby. The acquisition is expected to strengthen Via LA's licensing capabilities, particularly in video, diversify its revenues, and reinforce its ability to develop new patent licensing programs. The total consideration for the acquisition was as follows (in thousands):

Amount
Cash	$135,739
Non-controlling interest in Via LA (24.8 million common equity units)	24,815
Total amount paid to sellers	$160,554
Less: amount deemed post-acquisition expense	(2,174)
Total consideration paid to sellers	$158,380
Assumed settlement of pre-existing relationships due to Dolby	61,313
Total consideration	$219,693
Less: unrestricted cash acquired	(80,633)
Total consideration, net of unrestricted cash acquired	$139,060
The non-controlling interest in Via LA includes $3.6 million of cash held in escrow that will be remitted to Dolby in exchange for Via LA common equity units at the end of the escrow period. The fair value of the noncontrolling interest was determined through the issuance of equity in lieu of cash. The assumed settlement of pre-existing relationships was determined based on the contractual amounts of payables and receivables between the parties as such amounts approximate fair value.
We have accounted for the taxable transaction under the acquisition method of accounting for business combinations, and the results of operations of MPEG LA have been included in the Company's consolidated statements of operations from the date of acquisition and were not material. Additionally, we have estimated the fair values of the net tangible and intangible assets acquired, and liabilities assumed as of the acquisition date, with any amounts paid in excess of the net assets recorded as goodwill. The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized, including potential changes to income tax-related accounts. We expect to finalize the valuation within the one year measurement period.
The following table summarizes the preliminary acquisition date fair values allocated to the net assets acquired:

Recognized Identifiable Assets Acquired and Liabilities Assumed	Purchase Price Allocation (Preliminary)
Cash and cash equivalents	$80,633
Restricted cash	143,564
Other current assets	73,556
Intangible assets	86,000
Goodwill	56,683
Other non-current assets	39,029
Amounts payable to patent administrative program partner	(199,955)
Other current liabilities	(22,205)
Non-current liabilities	(37,612)
Purchase Consideration	$219,693
Goodwill is representative of our expectation of the benefits and synergies from the integration of MPEG LA operations and the assembled workforce of MPEG LA, which does not qualify for separate recognition as an intangible asset. All of the goodwill recognized is expected to be deductible for income tax purposes.
The following table summarizes the preliminary fair values allocated to the various intangible assets acquired (in thousands) and the weighted-average useful lives over which they will be amortized using the straight-line method:

Intangible Assets Acquired	Purchase Price Allocation	Weighted-Average Useful Life (Years)
Licensor Relationships – AVC & Other	$36,000	13
Licensor Relationships - HEVC	31,000	10
Implementer Relationships – AVC & Other	12,000	13
Implementer Relationships - HEVC	7,000	10
Total	$86,000	12
The preliminary value of acquired intangibles was determined based on the present value of estimated future cash flows using the following methodologies and inputs:
•Licensor Relationships - the multi-period excess earnings method using inputs such as projected revenue attributable to licensors in the patent pools, revenue retention rate, maintenance sales and marketing expenses, income tax rate, post-tax returns for contributory assets, and discount rate.
•Implementer Relationships - the distributor method using inputs such as projected revenue attributable to the existing implementers in the patent pools, distributor margin, income tax rate, and discount rate.
Acquisition-related costs of $0.8 million and $3.8 million were incurred during the third quarter of fiscal 2023 and during the year-to-date period ended June 30, 2023, respectively. These acquisition-related costs were included in general and administrative expenses in the condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; the effect of macroeconomic and geopolitical conditions on our business; market growth opportunities and trends; the development and launch of new products, features, and platforms; our ability to maintain key partnership relationships; our plans, strategies and expected opportunities; future competition; our stock repurchase plan; and our dividend policy. Use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "intend," "could," "can," "would," "target," "goal," "outlook," "project," "contemplate," "future," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions indicates a forward-looking statement. Such forward-looking statements are based on management's reasonable and current assumptions and expectations, but such statements inherently involve substantial risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including but not limited to the risks set forth in Part II, Item 1A, "Risk Factors" and key challenges set forth in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we disclaim any duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results.
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
Expanding the Reach of our Technologies. With our developer platform, Dolby.io, we are expanding our addressable market to enhance a broader range of content, by enabling developers to build high quality, interactive, and media-centric applications.
REVENUE GENERATION
We generate revenue from approximately 500 electronics product OEMs and software developers. As of June 30, 2023, we had approximately 19,000 issued patents relating to technologies, which are licensed to third parties and derive a significant portion of our licensing revenue. We have approximately 1,600 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
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

Technology	Description
AAC, HE-AAC and Extended HE-AAC	Advanced digital audio codec solutions with high bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos provides an immersive experience that can be provided via multiple Dolby audio coding technologies.
DD	A digital audio coding technology that provides multichannel sound to a variety of media applications.
DD+	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision	An imaging technology combining high dynamic range and dynamic metadata to deliver ultra vivid colors, sharper contrasts, and richer details for cinema and a wide range of media devices.
HEVC	A digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of revenue from our licensing business for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022	Main Components of Each Category
Broadcast	38%	37%	37%	36%	Televisions and STBs
Mobile	18%	23%	22%	22%	Smartphones and Tablets
CE	13%	14%	14%	16%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	11%	10%	10%	13%	Windows and macOS operating systems and devices
Other	20%	16%	17%	13%	Dolby Cinema, Gaming consoles, Automotive, and Patent pool administrative services
Total	100%	100%	100%	100%
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
Patent Licensing Model.    We license our patents directly to manufacturers that use our IP in their products. We also license our patents through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees who use our IP in their products. By aggregating and offering pooled patents, these arrangements deliver efficiencies that reduce transactional costs for both IP owners and licensees. Patent pools enable product manufacturers to efficiently and transparently secure patent licenses for collaboratively developed technologies. We offer our patents related to AAC, HE-AAC, Extended HE-AAC, AVC, HEVC, and other standardized technologies through a combination of patent pools and licensing directly to OEMs. Finally, Via LA generates service fees for administering patent pools on behalf of third party patent owners. See Note 16 "Business Combination" to our unaudited interim condensed consolidated financial statements for a description of the recent business combination involving Via LA.
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
Services
We offer a developer platform, Dolby.io, that enables developers to access our technologies through APIs. These offerings currently include audio and video APIs for building high-quality communications, media, and streaming solutions. Over time, we expect to significantly expand the amount and types of content that can be enhanced through our technologies and capabilities.
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

MACROECONOMIC CONDITIONS
The current macroeconomic environment has negatively impacted many of our licensees and that directly impacts our financial results. Our revenue has been impacted by macroeconomic conditions, including but not limited to, elevated inflation, rising interest rates, restrictions and economic impacts related to the COVID-19 pandemic ("COVID-19"), supply chain constraints, increased shipping costs, international conflicts, reduced discretionary consumer spending, and reduced new product investment by our customers caused by higher interest rates and lower demand. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, we may be negatively impacted by delays in transaction cycles and our recoveries efforts due to the noted macroeconomic conditions and related uncertainty. The future implications of these macroeconomic conditions on our business, results of operations and overall financial position remain uncertain. We continue to monitor the evolving macroeconomic environment and the impact on our business. Further discussion of the potential impacts of these macroeconomic effects on our business can be found in Part II, Item 1A "Risk Factors."
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
Major streaming partners and services such as Netflix, Disney+, Apple TV+, Amazon, Max, and Paramount+ continue to enhance content in Dolby Vision and Dolby Atmos. For example, in the third quarter of fiscal 2023, Max launched their top tier service with Dolby Vision and Dolby Atmos. These streaming services launch local content in Dolby formats internationally. As we see an increase in new local content, we increase our value proposition for adoption of Dolby Vision and Dolby Atmos across devices in all market segments.
We work with industry leaders to enhance these forms of content through the use of our technologies, creating additional value for the adoption of Dolby within devices such as mobile phones and tablets, PCs, gaming consoles, and automobiles. We have enhanced a broad range of content, such as music, gaming, live sports, and user-generated content. This quarter, WYNK Music, a free music streaming service in India, has made Dolby Atmos Music available to India's Airtel's subscribers. Additionally, the 2023 French Open was broadcast in Dolby Vision and Dolby Atmos in France and the 2023 Wimbledon Championships were broadcast in Dolby Atmos on Sky Germany. Also, in the third quarter of fiscal 2023, the 68th UEFA Champions League games were available in Dolby Atmos. For user-generated content, Moj, India's largest short video platform, became the latest social media platform to adopt Dolby Vision, and Viddsee, a short film video platform in Singapore, now supports Dolby Vision and Dolby Atmos.
The following are highlights from our third quarter of fiscal 2023 and key challenges related to audio and imaging licensing, by market. Further discussion of the potential impacts of these key challenges on our business can be found in Part II, Item 1A "Risk Factors."
Broadcast
Highlights: We have an established global presence with respect to our DD+ and HE-AAC audio technologies in broadcast services and devices. We have expanded our offerings in the broadcast market through technologies such as Dolby Atmos and AC-4, Dolby Vision, as well as AVC and HEVC imaging technologies which we license through patent pools. We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. Many such partners continue to expand their support of the combined Dolby Vision and Dolby Atmos experience. In the third quarter of fiscal 2023, TCL announced that they are expanding the number of products in its line up that support Dolby Vision and Dolby Atmos in India, and Acer launched TVs with Dolby Vision and Dolby Atmos in India.
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
Mobile
Highlights: We continue to focus on adoption of our technologies across major mobile ecosystems, including Apple and Android. HE-AAC and HEVC are widely adopted audio and video technologies across mobile devices, and we offer these technologies through our patent licensing programs. We also continue to focus on expanding adoption of our DD+, AC-4, Dolby Atmos, and Dolby Vision technologies in the mobile market. The breadth of mobile devices supporting Dolby technologies continues to increase globally. In the third quarter of fiscal 2023, Motorola became our latest partner to announce and start shipping their first Dolby Vision playback phone globally.
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
Other Markets
Highlights: DD+ is incorporated in the Xbox and PlayStation gaming consoles that support gaming content and streaming for movie and television content. The Xbox Series X and Series S gaming consoles support Dolby Vision and Dolby Atmos for streaming and gaming content. Additionally, our technologies continue to be incorporated into the latest headphones by various OEMs. Subsequent to the third quarter of fiscal 2023, Sony Interactive Entertainment announced that PS5 is unlocking support for compatible Dolby Atmos-enabled living room devices with the latest PS5 system software beta, available to beta participants in select markets.
We also generate revenue from the automotive industry through disc playback devices as well as other elements of the entertainment system, and through the adoption of Dolby Atmos Music. Recently, NIO and Lotus launched cars that support Dolby Atmos beyond the domestic Chinese market into Europe as well. Additionally, Mercedes-Benz is continuing to add and ship more models globally that support Dolby Atmos.
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
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with sites located in the U.S. and internationally, although some are subject to capacity restrictions per local regulations. The breadth of motion pictures for Dolby Cinema continues to grow with over 500 theatrical titles in both Dolby Vision and Dolby Atmos having been announced or released from all of the major studios as of the end of the third quarter of fiscal 2023.
Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success, and our ability to differentiate our offering, deploy new sites in accordance with plans, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering is tied to global box office performance generally. COVID-19 has had a significant effect on theatrical exhibition, which could impact the financial viability of our key partners. The response to COVID-19 has had a negative impact on our cinema-related revenue and consumer demand, although consumer demand for the cinema has been improving. It is uncertain whether consumer demand for the cinema will return to previous levels. Additionally, the strike by the Writers Guild of America that began on May 2, 2023 and the strike by the Screen Actors Guild - American Federation of Television and Radio Artists that began on

July 14, 2023 have effectively halted production of certain films and may result in delays in film releases and impacts to the marketing of films already produced. Such impacts may result in decreased box office receipts, which would directly impact the revenue generated by Dolby Cinema theaters.
PRODUCTS AND SERVICES
A majority of our products and services revenue is derived from the sale of audio and imaging products for the cinema, television, broadcast, communication, and entertainment industries. Revenue from our developer platform, Dolby.io, is also included in products and services.
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the third quarter of fiscal 2023, there are over 7,500 Dolby Atmos screens installed or committed and over 2,700 Dolby Atmos theatrical titles have been announced or released.
We also offer a variety of other cinema products, such as the Dolby Multichannel Amplifier and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than other commercially available options.
Key Challenges: Demand for our cinema products is dependent upon our partners and their success in the market, industry and economic cycles, box office performance, and our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in international markets, which are subject to geopolitical risks. Additionally, weakness in general economic conditions due to inflation, recession, pandemic or other worsening economic conditions could have a negative impact on our cinema-related revenue due to reduced consumer discretionary spending. We may also be faced with pricing pressures or competing technologies, which would affect our revenue. We have also experienced supply chain shortages and increased shipping costs that have created challenges to maintain the sufficient supply of cinema products to meet the demand in the market. In addition, supply chain constraints may impact our ability to provide cinema products and services to our customers. COVID-19 has also negatively impacted the financial health of our cinema customers and partners. In addition, the strike by the Writers Guild of America that began on May 2, 2023 and the strike by the Screen Actors Guild - American Federation of Television and Radio Artists that began on July 14, 2023 have effectively halted production of certain films and may result in delays in film releases and impacts to the marketing of films already produced. Such impacts may result in decreased box office receipts, which could potentially impact exhibitors’ willingness and ability to invest in products which would impact the revenue generated by our Dolby Cinema theaters.
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
RESULTS OF OPERATIONS
For each line item included on our unaudited interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the unaudited interim condensed consolidated financial statements for the quarters ended June 30, 2023 and July 1, 2022. Note that adjustments related to sales-based royalties that were misreported by licensees as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	June 30, 2023	July 1, 2022	$	%	June 30, 2023	July 1, 2022	$	%
Revenue	$273,108	$269,289	$3,819	1%	$932,727	$915,406	$17,321	2%
Percentage of total revenue	92%	93%			92%	94%
Cost of licensing	15,610	13,756	1,854	13%	50,334	45,363	4,971	11%
Gross margin	257,498	255,533	1,965	1%	882,393	870,043	12,350	1%
Gross margin percentage	94%	95%			95%	95%

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Licensing Revenue By Market	June 30, 2023		July 1, 2022		June 30, 2023		July 1, 2022
Broadcast	$102,966	38%	$99,327	37%	$349,271	37%	$325,441	36%
Mobile	50,363	18%	63,237	23%	207,775	22%	204,212	22%
CE	34,417	13%	38,663	14%	128,515	14%	150,192	16%
PC	29,489	11%	26,947	10%	97,122	10%	119,190	13%
Other	55,873	20%	41,115	16%	150,044	17%	116,371	13%
Total licensing revenue	$273,108	100%	$269,289	100%	$932,727	100%	$915,406	100%

Current Quarter: Q3 2023 vs. Q3 2022

Factor	Licensing Revenue		Gross Margin
Other	á	Higher revenue from our imaging patent programs, higher revenue from gaming due to a higher true-up in the current year, and higher automotive revenue due to higher adoption of Dolby Atmos	ßà	No significant fluctuations
Mobile	â	Lower revenue from minimum volume commitments primarily impacting foundational audio technologies
Broadcast	á	Higher revenue due to minimum volume commitments from our imaging patent programs and from recoveries, partially offset by lower unit shipments and minimum volume commitments from our foundational audio technologies
CE	â	Lower revenue driven by lower unit shipments for DMAs and soundbars, primarily impacting foundational audio technologies
PC	á	Higher revenue from our imaging patent programs partially offset by lower unit shipments and lower recoveries
Year-To-Date: Q3 2023 vs. Q3 2022

Factor	Licensing Revenue		Gross Margin
Other	á	Higher revenue from gaming console shipments, higher automotive revenue driven by adoption of Dolby Atmos, and higher revenue from imaging patent programs	ßà	No significant fluctuations
Broadcast	á	Higher revenue from imaging patent programs and recoveries, partially offset by lower unit shipments primarily in STBs, impacting revenue from foundational audio technologies
PC	â	Lower revenue driven by lower shipments and lower recoveries, primarily from foundational audio technologies, partially offset by higher revenue from our imaging patent programs
CE	â	Lower revenue from unit shipments in DMAs and soundbars, and lower revenue due to timing of minimum volume commitments
Mobile	á	Higher revenue from new licensees in our audio patent programs and increased adoption of Dolby Vision, partially offset by timing of revenue from minimum volume commitments
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	June 30, 2023	July 1, 2022	$	%	June 30, 2023	July 1, 2022	$	%
Revenue	$25,262	$20,296	$4,966	24%	$76,455	$60,183	$16,272	27%
Percentage of total revenue	8%	7%			8%	6%
Cost of products and services	25,905	22,201	3,704	17%	66,680	58,818	7,862	13%
Gross margin	(643)	(1,905)	1,262	(66)%	9,775	1,365	8,410	616%
Gross margin percentage	(3)%	(9)%			13%	2%

Current Quarter: Q3 2023 vs. Q3 2022

Factor	Products and Services Revenue		Gross Margin
Products	á	Increased demand for cinema equipment as the exhibitor market continues to recover	á	Higher gross margin due to increase in cinema product sales. Negative gross margin due to higher excess and obsolescence reserves.
Services	ßà	No significant fluctuations	ßà	No significant fluctuations
Year-To-Date: Q3 2023 vs. Q3 2022

Factor	Products and Services Revenue		Gross Margin
Products	á	Increased demand for cinema equipment as the exhibitor market continues to recover	á	Higher gross margin due to higher cinema product sales
Services	ßà	No significant fluctuations	ßà	No significant fluctuations
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 30, 2023	July 1, 2022	$	%	June 30, 2023	July 1, 2022	$	%
Research and development	$68,696	$62,859	$5,837	9%	$201,097	$199,104	$1,993	1%
Percentage of total revenue	23%	22%			20%	20%
Current Quarter: Q3 2023 vs. Q3 2022

Category	Key Drivers
Compensation & Benefits	á	Higher costs of $2.9 million primarily due to higher variable compensation
Year-To-Date: Q3 2023 vs. Q3 2022

Category	Key Drivers
Research & Development	ßà	No significant fluctuations
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 30, 2023	July 1, 2022	$	%	June 30, 2023	July 1, 2022	$	%
Sales and marketing	$85,594	$87,114	$(1,520)	(2)%	$263,494	$268,514	$(5,020)	(2)%
Percentage of total revenue	29%	30%			26%	28%
Current Quarter: Q3 2023 vs. Q3 2022

Category	Key Drivers
Legal, Professional, and Contractors	â	Lower costs of $2.5 million primarily due to timing of patent program-related expenses
Marketing Programs	â	Lower costs of $2.3 million due to timing of marketing efforts for growth initiatives and branding activities incurred in the prior period
Compensation & Benefits	á	Higher costs of $2.0 million due to higher variable compensation
Year-To-Date: Q3 2023 vs. Q3 2022

Category	Key Drivers
Travel and Trade shows	á	Higher costs of $14.4 million due to lighter COVID-19 travel restrictions as compared to the prior period
Marketing Programs	â	Lower costs of $6.6 million primarily due to timing of marketing efforts for growth initiatives and branding activities incurred in the prior period
Legal, Professional, and Contractors	â	Lower costs of $6.6 million primarily due to timing of patent program-related expenses
Compensation & Benefits	â	Lower costs of $5.5 million due to lower payroll salaries expense and lower fringe benefits due to lower headcount
General and Administrative
G&A expenses consist primarily of employee compensation and benefits, stock-based compensation, depreciation and amortization, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 30, 2023	July 1, 2022	$	%	June 30, 2023	July 1, 2022	$	%
General and administrative	$69,954	$57,113	$12,841	22%	$191,865	$218,250	$(26,385)	(12)%
Percentage of total revenue	23%	20%			19%	22%
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
Current Quarter: Q3 2023 vs. Q3 2022

Category	Key Drivers
Compensation & Benefits	á	Higher costs of $3.4 million primarily due to higher variable compensation and increased headcount
Legal, Professional, and Contractors	á	Higher costs of $2.7 million primarily due to business combinations activities and higher contractor fees
Credit Loss Expense	á	Higher credit loss expense of $1.9 million primarily due to aging accounts receivable balances
Year-To-Date: Q3 2023 vs. Q3 2022

Category	Key Drivers
Other Miscellaneous Expenses	â	Lower costs of $34.4 million related to the resolution of a legal matter in the prior year
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 30, 2023	July 1, 2022	$	%	June 30, 2023	July 1, 2022	$	%
Restructuring charges	$16,676	$976	$15,700	1,609%	$16,465	$6,043	$10,422	172%
Percentage of total revenue	6%	—%			2%	1%
Current Quarter and Year-To-Date: Q3 2023 vs. Q3 2022
In the third quarter of 2023, we implemented a focused restructuring plan, primarily consisting of workforce reductions and facility consolidations to improve execution in alignment with our strategy and to reduce our cost structure through improved utilization of our global infrastructure. As a result of these events, we recorded restructuring charges of $10.5 million in severance and other related benefits offered to approximately 130 impacted employees and $6.9 million related to facility consolidation in New York, NY. For additional information on our Restructuring programs, see Note 13 "Restructuring" to our unaudited interim condensed consolidated financial statements.
Other Income/Expense
Other income/expense primarily consists of interest income earned on cash and investments and the net gains or losses from foreign currency transactions, derivative instruments, our proportionate share of net income or losses from our equity method investment, and gains and losses on the sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 30, 2023	July 1, 2022	$	%	June 30, 2023	July 1, 2022	$	%
Other income	$7,822	$3,846	$3,976	103%	$21,773	$4,808	$16,965	353%
Percentage of total revenue	3%	1%			2%	—%
Current Quarter: Q3 2023 vs. Q3 2022

Category	Key Drivers
Interest Income	á	Higher yields on our current year investment balances due to increased interest rates
Other Income	â	Lower income from our equity method investment in the current year
Year-To-Date: Q3 2023 vs. Q3 2022

Category	Key Drivers
Interest Income	á	Higher yields on our current year investment balances due to increased interest rates
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Provision for income taxes	$(7,352)	$(9,802)	$(49,284)	$(28,166)
Effective tax rate	30.9%	19.8%	20.4%	15.3%
Current Quarter: Q3 2023 vs. Q3 2022

Factor	Impact On Effective Tax Rate
Settlements and Tax Return True-Ups	á	Lower benefit from audit settlements and tax return true-ups
Year-To-Date: Q3 2023 vs. Q3 2022

Factor	Impact On Effective Tax Rate
Settlements and Tax Return True-Ups	á	Lower benefit from audit settlements and tax return true-ups
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of June 30, 2023, we had cash and cash equivalents of $765.1 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $222.3 million, which primarily consisted of government bonds, corporate bonds, municipal debt securities, certificates of deposit, commercial paper, and U.S. agency securities.
The following table presents selected financial information as of June 30, 2023 and September 30, 2022 (in thousands):

	June 30, 2023	September 30, 2022
Cash and cash equivalents	$765,079	$620,127
Short-term investments	124,210	189,213
Long-term investments	98,103	102,514
Accounts receivable, net	266,865	243,593
Accounts payable and accrued liabilities	361,920	244,408
Working capital	1,046,329	1,033,376
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
We retain sufficient cash holdings to support our operations and we also purchase investment-grade securities diversified among security types, industries, and issuers. We have used cash generated from our operations to fund a variety of activities related to our business in addition to our ongoing operations, including business expansion and growth, acquisitions, and repurchases of our Class A common stock. We have historically generated significant cash from operations. However, these cash flows and the value of our investment portfolio could be affected by various risks and uncertainties, as described in Part II, Item 1A "Risk Factors."
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
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. In the third quarter of fiscal 2023, a quarterly dividend of $0.27 per share was paid on our Class A and Class B common stock to eligible stockholders of record.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the unaudited interim condensed consolidated statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).
Operating Activities

	Fiscal Year-to-Date Ended
	June 30, 2023	July 1, 2022
Net cash provided by operating activities	$282,066	$267,267
Net cash provided by operating activities decreased $14.8 million in the fiscal year-to-date period ended June 30, 2023 as compared to the fiscal year-to-date period ended July 1, 2022, primarily due to the following:

Factor	Impact On Cash Flows
Operating assets and liabilities	â	Lower inflows due to lower accounts payable and accrued liabilities and higher contract assets, partially offset by lower accounts receivable
Investing Activities

	Fiscal Year-to-Date Ended
	June 30, 2023	July 1, 2022
Net cash provided by/(used in) investing activities	$73,917	$(255,213)
Net cash provided by investing activities was $329.1 million higher in the fiscal year-to-date period ended June 30, 2023 as compared to the fiscal year-to-date period ended July 1, 2022, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Investments	á	Lower outflows for the purchase of marketable investment securities, and other investments
Proceeds from Investments	á	Higher inflows from the sale and maturity of marketable investment securities
Business Combinations	á	Inflows due to restricted cash balances acquired in connection with the MPEG LA acquisition in fiscal 2023
Financing Activities

	Fiscal Year-to-Date Ended
	June 30, 2023	July 1, 2022
Net cash used in financing activities	$(194,014)	$(368,131)
Net cash used in financing activities was $174.1 million lower in the fiscal year-to-date period ended June 30, 2023 as compared to the fiscal year-to-date period ended July 1, 2022, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	á	Lower outflows due to lower common stock repurchases
Common Stock Issuance	â	Lower inflows from employee stock option exercises
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
In the third quarter of fiscal 2023, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of June 30, 2023, we had cash and cash equivalents of $765.1 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $222.3 million, which consisted of government bonds, corporate bonds, municipal debt securities, certificates of deposit, U.S. agency securities, and commercial paper. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. As of June 30, 2023, the weighted-average credit quality of our investment portfolio was AA+, with a weighted-average maturity of approximately eleven months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of June 30, 2023, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $2.4 million and $1.2 million, respectively.
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
The pre-tax gains or losses attributed to the effective portion of cash flow hedges recognized in AOCI was not material in the third quarter of fiscal 2023 and was $5.2 million in the fiscal year-to-date period ended June 30, 2023. The pre-tax losses attributed to the effective portion of cash flow hedges recognized in AOCI was not material for the third quarter of fiscal 2022 and in the fiscal year-to-date period ended July 1, 2022.
The pre-tax effective portion of the gains or losses reclassified to the unaudited interim condensed consolidated statements of operations was not material in the third quarter of fiscal 2023 and the third quarter of fiscal 2022, and was not material in the fiscal year-to-date periods ended June 30, 2023 and July 1, 2022.

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
As of June 30, 2023 and September 30, 2022, the outstanding derivative instruments had maturities of equal to or less than 12 months, and the total notional amounts of outstanding contracts were $85.9 million and $130.8 million, respectively.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of June 30, 2023. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $0.9 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $0.9 million.

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
Changes in Internal Control Over Financial Reporting
We are in the process of integrating MPEG LA, as described in Note 16 to the unaudited interim condensed consolidated financial statements, within this Quarterly Report on Form 10-Q, into the Company's overall internal control over financial reporting framework. Except as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ending June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In order to increase the value of our technologies in the mobile market and increase OEM and software vendor demand for our decoding technologies, we have worked with online and mobile media content service providers to encode their content with our technologies. However, the online and mobile media content services markets are also characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent product and service introductions and short life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing or the removal of our technologies by these providers and may result in decreased revenue from our mobile market. Further, macroeconomic conditions due to inflation, geopolitical instability, global health risks, and other factors may adversely impact consumer demand for mobile devices. Such conditions may continue to adversely impact the ability of our partners to manufacture such devices, supply chain and distribution, the timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
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
The success of Dolby Cinema and cinema product sales are subject to a number of factors beyond our control, such as the production of films in Dolby formats and broader cinema industry conditions. Revenue from Dolby Cinema and cinema product sales is subject to our ability to develop and implement new technologies, the pace of construction or upgrade of screens, the financial stability of exhibitors, the advent of new or competing technologies, and the willingness of movie studios to produce films in our Dolby Atmos and Dolby Vision formats. Although we have invested a substantial amount of time and resources developing Dolby Cinema, and expect to continue to invest and build partnerships in connection with the launch of Dolby Cinema locations, we may not continue to recognize a meaningful amount of revenue from these efforts in the near future. Additionally, we collaborate with multiple exhibitors in foreign markets, including Asia, Europe, and the Middle East, and we may face a number of risks in expanding Dolby Cinema in these and other new international markets. The revenue we receive from Dolby Cinema exhibitors is based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema and cinema products depends in large part on our ability to differentiate our offering, deploy new sites and installations in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. A decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to use professional product developments to introduce new consumer technologies would be negatively impacted. To the extent that we do not make progress in these areas or are faced with pricing pressures or competing technologies, our revenue may be adversely impacted.
Our revenue and associated demand for Dolby Cinema and cinema products are affected by cinema industry and macroeconomic conditions, which are subject to risks including consumer trends and box office performance generally, delays in cinematic releases, the seasonality of film releases and associated moviegoing attendance, and other events or conditions in the cinema industry. Cinema attendance and revenues have been reduced in the wake of COVID-19 and it remains uncertain when, if, and to what extent cinema attendance will return to pre-pandemic levels. Additionally, the strike by the Writers Guild of America that began on May 2, 2023 and the strike by the Screen Actors Guild - American Federation of Television and Radio Artists that began on July 14, 2023 have effectively halted production of certain films and may result in delays in film releases and impacts to the marketing of films already produced. Such impacts may result in decreased box office receipts, which would directly impact the revenue generated by Dolby Cinema theaters and could potentially impact exhibitors’ willingness and ability to invest in Dolby cinema products. Also, a portion of our opportunity lies in the China market, which is subject to unique economic and geopolitical risks. Furthermore, future growth of our cinema products offerings also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that such cinema industry and macroeconomic challenges constrain the growth of our Dolby Cinema and cinema products offerings, our revenue may be adversely impacted.
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
Industry Standards

Certain parts of our business are dependent on the inclusion of our technologies in industry standards, the adoption and development of which are not fully within our control. Standards-setting organizations establish technology standards for use in a wide range of products and solutions. The entertainment industry in particular has historically depended upon industry standards to ensure compatibility and interoperability across delivery platforms and a wide variety of consumer entertainment products. We make significant efforts to design our products and technologies to address capability, quality, and cost considerations so that they either meet or, more importantly, are adopted as industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we plan to compete in the future. We are also active in standards development where many contributing members work together to come up with next-generation technology standards in media, entertainment, and communications technologies. Nonetheless, it can be difficult to have our technologies and products adopted as industry standards. To do so, we must convince a broad spectrum of standards-setting organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such. Multiple companies, including ones that typically compete against one another, are involved in the development of new technology standards for use in consumer products. Furthermore, some standards-setting organizations choose to adopt a set of optional standards or a combination of mandatory and optional standards; in such cases, our technologies may be adopted only as an optional standard and not a mandatory standard. Standards may also change in ways that are unfavorable to Dolby.
The market for broadcast technologies in particular has traditionally been heavily based on industry standards, in some cases mandated by governments choosing from among alternative standards, and we expect this to continue to be the case in the future. The continued advancement of OTT media delivery and consumption is altering the landscape for broadcast standards and impacting the importance of the inclusion of our technology in certain broadcast standards, and we cannot predict if and to what extent this may impact our revenue.
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
Our efforts to expand into new markets may not be successful. Our future growth will depend, in part, upon our continued expansion into areas beyond our audio licensing business. As we enter into new markets, we will face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships and strengthen existing relationships to bring our products, services, and technologies to market. Our limited experience in new markets could limit our ability to successfully execute on our growth strategy.

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

Our revenue could decline if we are unable to maintain patent coverage for our technologies. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of June 30, 2023, we had approximately 19,000 issued patents in addition to approximately 1,600 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through December 2046. If we are unable to expand on our patent portfolio or refresh our technology with new patented inventions, our revenue could decline.

We seek to mitigate this risk in a variety of ways. We regularly look for opportunities to expand our patent portfolio through organic development and acquisitions. We develop proprietary technologies to replace licensing revenue from technologies covered by expiring patents with licensing revenue supported by patents with a longer remaining life. And we develop and license our technologies in a manner designed to reduce the chance that a system licensee would develop competing technologies that do not include any Dolby IP. The continued success of these risk mitigation strategies is not guaranteed.

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
OPERATIONS

Reliance on key suppliers presents certain risks to our business, many of which are beyond our control. Our reliance on suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components, as well as delays caused by the military conflict between Russia and Ukraine, and other potential interruptions to the supply chain. Due to the relatively small volume of components we purchase for use in manufacturing, we purchase such components primarily through distributors. As such, we have relatively limited influence over the suppliers of such components to, for example, ensure continuity of supply. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause delays in our operations and increase our production costs. In addition, our suppliers may not be able to meet our production demands as to volume, quality, or timeliness.
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

We face threats to our information security systems, cyber attacks, and other cybersecurity risks, which could result in the misappropriation of sensitive information, disruption of our business, reputational damage, legal exposure, and financial losses. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain sensitive and confidential information, including our trade secrets and proprietary business information, and personal data, as well as content and information owned by or pertaining to our customers, suppliers and business partners. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. Our information technology and infrastructure may be vulnerable to attacks by malicious actors including, but not limited to, nation-states and cyber criminals, malware, software bugs or other technical malfunctions, ransomware attacks, or other disruptions. This sensitive, confidential or proprietary information may be misappropriated by third-party service providers or others who may inappropriately access or exfiltrate that information from a third-party service provider's system.
The number and sophistication of malicious cyber attacks and disruptions that companies have experienced has increased over the past few years, including computer viruses, malware, ransomware, cyber extortion, social engineering, denial of service, supply chain attacks, and other similar attacks and disruptions. These risks could be elevated in connection with military conflicts around the world. Measures we have undertaken to protect our information technology systems may be unsuccessful in deterring or repelling malicious actors. Since techniques used by malicious actors (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our detection and response, or impede the effectiveness of our response, our operations and ability to limit our exposure to third-party claims and other potential liability. Attacks on our systems have occurred in the past and may occur, and be successful, in the future. Such risks are also faced by our third-party service providers and others, which forms another vector for malicious attacks on our systems.
We also may suffer data security breaches and the unauthorized access to, misuse or acquisition of, personal data or other sensitive and confidential information as the result of intentional or inadvertent breaches or other compromises, including by our employees or service providers. Any data security breach or other incident, whether external or internal in origin, could compromise our networks and systems, create system disruptions or slowdowns and exploit security vulnerabilities of our products. Any such breach or other incident can result in the information stored on our networks and systems, or our vendors' networks and systems, being improperly accessed or acquired, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, suppliers, business partners and others, as well as regulatory investigations, fines or penalties, and such incidents and the public disclosure of such incidents may cause brand and reputational damage. We make efforts to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools, but in some cases preventive and remedial action might not be successful. Disruptions to our information technology systems, due to outages, security breaches or other causes, could also have severe consequences to our business, including financial loss and reputational damage.

We must comply with a variety of data privacy regulations. Compliance with such regulations can be costly and failure to comply may affect our operations, financial performance, and business. A variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the California Privacy Rights Act (CPRA), which took effect on January 1, 2023 (with certain provisions of the CPRA having retroactive effect to January 1, 2022), as well as obligations from new privacy laws in Virginia, Colorado, Connecticut, Utah, Iowa, Indiana, Texas, Montana, Oregon, Florida, and Tennessee that have taken or will take effect between 2023 and 2026, may require us to further modify certain of our information practices and could subject us to additional compliance costs and expenses. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection (including regimes such as the CPRA and continuing developments in the European Union, U.K., and U.S. data privacy frameworks that are rapidly evolving) could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance, and business. Our commercial and cybersecurity insurance policies may be insufficient to insure us against these risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.
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
LEGAL AND REGULATORY COMPLIANCE

Conducting business internationally presents a number of risks to our business, including trade restrictions and changing, unpredictable, and/or inconsistent laws in the jurisdictions in which we operate. We are dependent on international sales for a substantial amount of our total revenue. Approximately 64% and 61% of our revenue was derived outside of the U.S. in the fiscal year-to-date ended June 30, 2023 and July 1, 2022, respectively. We are subject to a number of risks related to conducting business internationally, including:
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
•Compliance with applicable international laws and regulations, including antitrust and other competition laws and laws and regulations that relate to environmental, social, and governance matters, that may change unexpectedly, differ, or conflict with laws in other countries where we conduct business, or are otherwise not harmonized with one another;
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
•Multi-jurisdictional data protection and privacy laws, including the European Union's General Data Protection Regulation and restrictions on transferring personal data outside of a jurisdiction; and
•The global macroeconomic environment and potential slowing of key markets we serve.

Any or all of these factors may impact our ability to operate in foreign countries and the demand for, and profitability of, our technologies and products, as well as our customers' products that incorporate our technologies.
Certain foreign governments, particularly in China, have advanced arguments under their competition laws that exert downward pressure on royalties for IP. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws. From time to time, we are the subject of requests for information, market conduct examinations, inquiries or investigations by industry groups and/or regulatory agencies in these jurisdictions. For instance, the Korean Fair Trade Commission requested information relating to our business practices in South Korea on various occasions, and initially made findings regarding the audit of a single customer. In July 2023, that determination was overturned by the Korean Civil court and thus the matter was fully resolved in Dolby’s favor. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, our results could be negatively impacted and we could be exposed to costly and time-consuming legal proceedings.
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

We are subject to regulations relating to “conflict minerals” and compliance with, or failure to comply with, such regulations may be costly. SEC rules require the disclosure of the use of tantalum, tin, tungsten, and gold (commonly referred to as "conflict minerals") that are sourced from the Democratic Republic of the Congo and surrounding countries. Certain of those minerals are used in the manufacturing process of electrical components that our products utilize. The potential inclusion of conflict minerals in the materials used in our products could affect the sourcing, availability and pricing of such materials as well as the companies we use to manufacture our products. In circumstances where sources of conflict minerals from the Democratic Republic of the Congo or surrounding countries are not validated as conflict free, we may take actions to change materials, designs or manufacturers to reduce the possibility that our contracts to manufacture products that contain conflict minerals finance or benefit local armed groups in the region. As there may be only a limited number of suppliers that can certify that they are offering “conflict free” conflict minerals, we cannot be sure that our component suppliers will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. These actions could also add engineering and other costs in connection with the manufacturing of our products. If conflict minerals used in our products are determined to finance armed conflict, even if we are not aware of such status, disclosure of such status could affect public and investor perception of Dolby and our products.
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
In addition, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has made changes to many long-standing transfer pricing and cross-border taxation rules that affect our operations. The OECD has proposed a 15% global minimum corporate tax, which has been adopted by the Council of the EU for enactment by EU Member States and may be adopted by the U.S. Further, the OECD, European Commission, EU Member States and other individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, it is possible that these law changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
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

STOCK-RELATED ISSUES

The Dolby family has control over stockholder decisions as a result of the control of a majority of the voting power of our outstanding common stock by them and their affiliates. At June 30, 2023, the Dolby family and their affiliates owned 388,372 shares of our Class A common stock and 36,012,733 shares of our Class B common stock.

As of June 30, 2023, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
GENERAL RISK FACTORS

Macroeconomic conditions, including elevated inflation, rising interest rates, supply chain constraints, and the lasting effects of COVID-19 have impacted and may continue to impact the markets we serve and our business and results of operations. Our revenue and operations and the markets we serve have been, and may continue to be, impacted by macroeconomic conditions, including but not limited to, elevated inflation, rising interest rates, COVID-19-related economic impacts, supply chain constraints, increased shipping costs, international conflicts, reduced discretionary consumer spending, and reduced new product investment by our customers caused by higher interest rates and lower demand. The current macroeconomic environment has negatively impacted, and may continue to negatively impact, many of our licensees and that directly impacts, and may continue to impact, our financial results. The impacts of the current macroeconomic environment on our partners have resulted in, and may continue to cause, the disruption of consumer products' supply chains, shortages of certain semiconductor components, and delays in shipments, product development, and product launches. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, we may be negatively impacted by delays in transaction cycles and our recoveries efforts due to the noted macroeconomic conditions and related uncertainty. The future implications of these macroeconomic conditions on our business, the markets we serve, results of operations and overall financial position remain uncertain.

COVID-19, including the spread of variants of SARS-CoV-2, continues to impact several of our partners and it is unclear how demand for consumer products that include our technologies may change in response to, and following, the pandemic. The degree to which COVID-19 impacts our results will depend on future developments, which cannot be predicted with any certainty, including, but not limited to, the duration and extent of the pandemic, additional actions taken by governments, businesses and consumers in response to the pandemic, additional subsequent outbreaks and variant strains, and to what extent economic and operating conditions can return to pre-pandemic conditions. Even after COVID-19 has subsided, if ever, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any persistent economic impacts and any recession that may occur.

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
We face intense competition for employees. In order to be successful, we must attract, develop, and retain employees, including employees to work on our growth initiatives where our current employees may lack experience with the business models and markets we are pursuing. Competition for experienced employees in our markets can be intense. In order to attract and retain employees, we must provide competitive compensation packages, including cash and equity compensation. Our equity awards include stock options, RSUs and performance-based RSUs. The future value of these awards is uncertain and depends on our stock price performance over time. In order for our compensation packages to be viewed as competitive, prospective employees must perceive our equity awards to be a valuable benefit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million, $200.0 million, $350.0 million, $350.0 million, $350.0 million, $250.0 million, and $350.0 million as announced on July 29, 2010, August 4, 2011, February 8, 2012, October 23, 2014, January 25, 2017, July 25, 2018, August 1, 2019, July 29, 2021, February 3, 2022, and August 9, 2022, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate.
The following table provides information regarding our share repurchases made under the program during the third quarter of fiscal 2023:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
April 1, 2023 - April 28, 2023	294,793	$84.81	294,793	$236.6 million
April 29, 2023 - May 26, 2023	—	$—	—	$236.6 million
May 27, 2023 - June 30, 2023	—	$—	—	$236.6 million
Total	294,793		294,793
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program as of the end of the applicable period and excludes commission costs.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ending June 30, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Amendment to Bylaws
On August 2, 2023, our Board of Directors amended our bylaws effective immediately. Our bylaws were amended, among other things, to:
•update various aspects of the stockholder meeting provisions;
•revise the provisions regarding advanced payment of expenses and indemnification of our directors and officers;
•update various provisions regarding board processes (including board action by written consent), board committees and officers; and
•make various updates throughout to conform to current Delaware law and to make clerical changes, clarifications, and other conforming revisions.
The foregoing description is qualified in its entirety by reference to the Amended and Restated Bylaws, as amended, a copy of which is attached hereto as Exhibit 3.1 and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith

3.1	Form of Amended and Restated Bylaws (as amended on August 2, 2023)				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*     Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 3, 2023

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)