Form 10-K
period 2023-09-29
Dolby Laboratories, Inc.
filed 2023-11-17
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 31, 2023 was $4.1 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding as of March 31, 2023. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
On October 27, 2023, the registrant had 59,190,225 shares of Class A common stock, par value $0.001 per share, and 36,085,779 shares of Class B common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 29, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.
FORM 10-K
For the Fiscal Year Ended September 29, 2023

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

PART I

ITEM 1. BUSINESS
OVERVIEW
Dolby Laboratories creates audio and imaging technologies that transform entertainment for content playback in movies, TV, music, gaming and user-generated content. Founded in 1965, our strengths stem from expertise in analog and digital signal processing and digital compression technologies that have transformed the ability of artists to convey entertainment experiences to their audiences through recorded media. Such technologies led to the development of our noise-reduction systems for analog tape recordings, and have since evolved into multiple offerings that enable more immersive sound for cinema, DTV transmissions and devices, mobile devices, OTT video and music services, home entertainment devices, and automobiles.

Today, we derive the majority of our revenue from licensing our audio technologies. We also derive revenue from licensing our consumer imaging technologies, as well as audio and imaging technologies for premium cinema offerings in collaboration with exhibitors. In addition to our licensing business, we provide products and services for a variety of applications in the cinema and broadcast markets, and offer solutions to companies building real-time digital experiences that increase audience engagement.
OUR STRATEGY
Key elements of our strategy include:
Advancing the Science of Sight and Sound. We apply our understanding of the human senses, audio, and imaging engineering to develop technologies aimed at improving how people experience and interact with their entertainment content.
Providing Creative Solutions. We promote the use of our solutions as creative tools, and provide our products, services, and technologies to filmmakers, musical artists, sound mixers, and other content creators and providers. Our tools help showcase the quality and impact of their efforts and intent, which in turn may generate market demand.
Delivering Superior Experiences. Our technologies and solutions optimize playback so that users may enjoy richer, clearer, and more immersive sound and sight experiences.
Expanding the Reach of our Technologies. We look for new and innovative ways to expand the reach of our technologies to new content, media, devices and audiences. For example, we are expanding our addressable market to enhance a broader range of content, by offering solutions to companies building real-time digital experiences that increase audience engagement. Our solution provides the capability to stream high quality audiovisual content in ultra-low latency which reduces the delay between the action and the viewer. Everyone experiencing the action at the same time enables ways to interact with the content.
REVENUE GENERATION
The following table presents a summary of the composition of our revenue for all periods presented. Refer to Note 2 "Summary of Significant Accounting Policies" and Note 3 "Revenue Recognition" for further detail.

	Fiscal Year Ended
Revenue	September 29, 2023	September 30, 2022	September 24, 2021
Licensing	92%	93%	95%
Products and services	8%	7%	5%
Total	100%	100%	100%
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

Technology	Description
AAC, HE-AAC and Extended HE-AAC	Advanced digital audio codec solutions with high bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos provides an immersive experience that can be provided via multiple Dolby audio coding technologies.
DD	A digital audio coding technology that provides multichannel sound to a variety of media applications.
DD+	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision	An imaging technology combining high dynamic range and dynamic metadata to deliver ultra vivid colors, sharper contrasts, and richer details for cinema and a wide range of media devices.
HEVC	A digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.
The following table presents the composition of revenue from our licensing business for all periods presented:

	Fiscal Year Ended
Market	September 29, 2023	September 30, 2022	September 24, 2021	Main Components of Each Category
Broadcast	38%	37%	39%	Televisions and STBs
Mobile	20%	21%	22%	Smartphones and Tablets
CE	14%	16%	15%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	10%	13%	12%	Windows and macOS operating systems and devices
Other	18%	13%	12%	Dolby Cinema, Gaming consoles, Automotive, and Patent pool administrative services
Total	100%	100%	100%
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
System licensees provide us with prototypes of products, or self-test results of products that incorporate our technologies. Upon our confirmation that our technologies are optimally and consistently incorporated, the system licensee may buy ICs under a license for the same Dolby technology from our network of implementation licensees, and may further sell approved products to retailers, distributors, and consumers. For the use of our technologies, our system licensees pay an initial licensing fee as well as royalties, which represent the majority of the revenue recognized from these arrangements. The amount of royalties we collect on a particular product depends on several factors including the nature of the implementation, the mix of Dolby technologies used, and the volume of products using our technologies that are shipped by the system licensee.
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
Patent Licensing Model.    We license our patents directly to manufacturers that use our IP in their products. We also license our patents through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees who use our IP in their products. By aggregating and offering pooled patents, these arrangements deliver efficiencies that reduce transactional costs for both IP owners and licensees. Patent pools enable product manufacturers to efficiently and transparently secure patent licenses for collaboratively developed technologies. We offer our patents related to AAC, HE-AAC, Extended HE-AAC, AVC, HEVC, VVC and other standardized technologies through a combination of patent pools and licensing directly to OEMs. Finally, Via LA (as defined below) generates fees for administering patent pools on behalf of third party patent owners. See Note 15 "Business Combinations" to our consolidated financial statements for a description of the recent business combination involving Via LA.
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
Key products from which we generate products revenue are summarized in the table below:

Product		Description
Cinema	Cinema Imaging Products	Digital Cinema Servers used to load, store, decrypt, decode, watermark, and playback digital film files for presentation on digital cinema projectors and software used to encrypt, encode, and package digital media files for distribution
	Cinema Audio Products	Cinema Processors, amplifiers, and loudspeakers used to decode, render, and optimally play back digital cinema soundtracks, including those using Dolby Atmos
Other	Other Products	3-D glasses and kits, broadcast hardware and software used to encode, transmit, and decode multiple channels of high-quality audio for DTV and HDTV distribution, monitors, and accessibility solutions for hearing and visually impaired consumers
Services
We offer solutions to companies building real-time digital experiences that increase audience engagement. Over time, we expect to significantly expand the amount and types of content that can be enhanced through our technologies and capabilities.
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

As of September 29, 2023, we had approximately 19,300 issued patents and approximately 1,900 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2045.
Some of our patents relating to DD technologies have expired, and others will expire over the next several years. While in the past we derived a significant portion of our licensing revenue from our DD technologies, this is no longer the case as revenue attributed to DD technologies has declined and is expected to continue to decline. The primary products where DD is widely used include automotive, TVs, and soundbars. We have transitioned a number of our DD licensees to DD+ technologies, an extension of our DD technologies, whose patents generally expire later than the DD patents.
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
Moreover, in certain countries, we have relatively few or no issued patents. For example, in some African and Central and South American countries, we have only limited patent protection for our technologies. Consequently, we may realize less revenue from those regions in the future. Maintaining or growing our licensing revenue in developing countries will depend in part on whether we obtain patent rights in those countries, which is uncertain. Further, because of the limitations of the legal systems in many countries, the effectiveness of patents obtained or that may in the future be obtained is uncertain.
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
•AC-4 is Dolby’s audio coding technology that has been adopted for implementation for next generation broadcast services in certain regions by worldwide standards organizations including the DVB and ATSC. In Europe, AC-4 has been mandated in next generation broadcast specifications for Denmark, Finland, Iceland, Ireland, Italy, Norway, Poland and Sweden, and is also included in the specification for the new UHD terrestrial TV platform issued by regulator ARCOM in France. In North America, AC-4 is mandated for TVs for the NextGen TV over-the-air broadcast platform, based on ATSC3.0. The adoption of AC-4 continues to grow, and AC-4 is already widely supported in UHDTVs available worldwide from major manufacturers.
•In mobile devices, HE-AAC v2 (3GPP eAAC+) is specified for various applications in the 3rd Generation Partnership Project suite of standards.
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
SALES AND MARKETING
Our marketing efforts focus on demonstrating how our solutions improve entertainment experiences. We sell our solutions primarily using an internal sales organization to various customers in the markets where we operate. We also license our technologies and IP indirectly through patent pools, where owners of IP covering technology standards aggregate their patents and offer the pooled patents to implementers through patent pool licensing administrators who are responsible for the sales and marketing of the pooled patents. We promote our solutions and our brand through industry events such as trade-shows, film festivals, movie premieres, product launches, as well as through our website, public relations, direct marketing, co-marketing programs, and social media. In addition, we hold the naming rights to the Dolby Theatre, home to the Academy Awards® in Hollywood, California, where we showcase our technology and host high-profile events. We also hold the naming rights to Dolby Live at the Park MGM in Las Vegas, Nevada. Dolby Live is a fully integrated performance venue offering live concerts in Dolby Atmos. We maintain more than 20 sales offices in key regions around the globe.
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
COMPETITION
The entertainment industry are highly competitive, and we face aggressive competition in all areas of our business. Some of our current and future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. In addition, some of our current or potential competitors may be able to offer integrated systems in certain markets for entertainment technologies, including audio and imaging, which could make competing technologies that we develop or acquire obsolete. By offering an integrated system solution, these potential competitors may also be able to offer competing technologies at lower prices than we can, which could adversely affect our operating results.
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
HUMAN CAPITAL
At Dolby, we strive to act as a good partner to our customers, employees, shareholders, and communities. We are committed to fostering a workplace environment in which every employee can contribute their fullest potential and make a positive impact through their roles.
Details of this work are available in our Sustainability Report, and we encourage you to read it on our website and learn more. Nothing in our Sustainability Report shall be deemed incorporated by reference into this Annual Report on Form 10-K.
As of September 29, 2023, we had 2,246 employees worldwide, of whom 1,060 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement.
Employee Well-being
Our workforce strategies prioritize employee well-being and take an integrated approach to mental, physical, and financial well-being for our employees. We have expanded our well-being programs to include therapy and access to wellness coaching, mindfulness training and live community sessions.

We continue to implement business strategies that support the health and safety of our employees and enable business continuity. We have implemented a flex work program that enables employee connection and effective work delivery globally. In a company-wide survey in May 2023, Motivation & Commitment scores indicate that we remain highly connected to our work and each other.
Diversity, Inclusion and Belonging ("DIB")
To spark positive change, bolster employee resiliency, and strengthen our community, DIB is embedded across company programs. Our approach comprises investing in the next generation of talent, cultivating a culture of inclusion, and belonging and advancing and retaining our employees.
To invest in the talent of the future, we provide financial contributions, employee engagement, and support of science, technology, engineering, arts, and mathematics education and partnerships at K-12 schools and universities.
We have programs and practices in place to support creating an environment where individual experiences and perspectives are welcome and where everyone can belong and thrive. This includes equipping our leaders, colleagues, and peers with tools to have open and authentic conversations. We look at diversity, inclusion and belonging comprehensively through hiring, retention, progression, and employee experiences.
We empower everyone at Dolby to be co-creators of change by offering employees opportunities to learn and grow through educational sessions, hands-on workshops, and employee-led Employee Network ("EN") events. Our EN community encompasses 14 networks, convening around many different dimensions of diversity including gender, race/ethnicity and more, to build community and drive awareness of issues impacting employees identifying with these dimensions of diversity and their allies.
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
Social Impact
Through our social impact programs, employees from our offices around the world organize to volunteer as individuals, as part of a work team or through our diversity, inclusion, and belonging employee networks. From mentoring youth, to supporting adults re-entering the workforce, to aiding people experiencing hardships, our employees are making our communities stronger. We partner with organizations in our local communities around the world, including the Arts, Media and Entertainment Institute, Bay Area Video Coalition, Girls Make Beats, Girls Who Code, IGNITE Worldwide, Inneract Project, University of Sydney’s Women in Engineering Program, and Fundacja Rodziny Maciejko in Poland to organize employee volunteer opportunities. Our efforts are intended to share Dolby’s experiences, ideas and approaches from our unique position at the intersection of science, technology and art.
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
Our revenue and associated demand for Dolby Cinema and cinema products are affected by cinema industry and macroeconomic conditions, which are subject to risks including consumer trends and box office performance generally, delays in cinematic releases, the seasonality of film releases and associated moviegoing attendance, and other events or conditions in the cinema industry. Cinema attendance and revenues have been reduced in the wake of COVID-19 and it remains uncertain when, if, and to what extent cinema attendance will return to pre-pandemic levels. Additionally, the recently concluded strikes by the Writers Guild of America and the Screen Actors Guild - American Federation of Television and Radio Artists (“SAG-AFTRA”) effectively halted the production, release and promotion of certain films for an extended period. The resulting impacts of those stoppages may lead to decreased box office receipts in the near term, which would directly impact the revenue generated by Dolby Cinema theaters and could potentially impact exhibitors’ willingness and ability to invest in Dolby cinema products. Also, a portion of our opportunity lies in the China market, which is subject to unique economic and geopolitical risks. Furthermore, future growth of our cinema products offerings also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that such cinema industry and macroeconomic challenges constrain the growth of our Dolby Cinema and cinema products offerings, our revenue may be adversely impacted.
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
Consumer spending weakness may impact our licensees and licensing revenues generally. Weakness in general economic conditions due to inflation, heightened interest rates, lower consumer confidence, a potential recession, pandemic or other worsening economic conditions, may suppress consumer demand in our markets and consumers going to the movies. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, TVs, STBs, Blu-ray Disc players, video game consoles, AVRs, mobile devices, in-car entertainment systems, and home-theater systems, which makes revenue generated by such technologies vulnerable to weakness in consumer spending. Weakness in consumer spending may also lead to licensees and other customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Weakness in consumer spending may also increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
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
Being part of a standard may limit our licensing practices. When a standards-setting organization mandates our technologies, we generally must agree to license such technologies on a fair, reasonable, and non-discriminatory basis, which could limit our control over the use of these technologies. In these situations, we must often limit the royalty rates we charge for these technologies, and we may be unable to limit to whom we license such technologies or to restrict many terms of the license. We have in the past, and may in the future, be subject to claims that our licensing of industry standard technologies may not conform to the requirements of the standards-setting organization. Allegations such as these could be asserted in private actions seeking monetary damages and injunctive relief, or in regulatory actions. Claimants in such cases could seek to restrict or change our licensing practices or our ability to license our technologies. Additionally, where our technologies are incorporated into a standard, our licensing practices may become subject to additional regulatory requirements. For example, the European Union (EU) legislature is considering regulation that would impose a number of requirements on standard essential patent (SEP) licensing practices in the EU. Such regulation could, if it comes into effect, impose additional costs and disclosure requirements on our SEP licensing business and potentially reduce associated revenue.
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
•Evolving industry standards; and
•Technology and product obsolescence.
Our future success depends on our ability to enhance our technologies and products and to develop new technologies and products that address market needs in a timely manner, including the development of technologies and products that incorporate rapidly developing machine learning and other artificial intelligence technologies (“AI/ML”). Technology development is a complex, uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, acquire, market, or support new or enhanced technologies or products on a timely basis, if at all. If we are unable to develop technologies and related intellectual property that are accepted into technology standards, or are unable to do so at the same rate as other technology developers, our royalty share within patent pools that we participate in may decline.
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
Our revenue could decline if we are unable to maintain patent coverage for our technologies. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of September 29, 2023, we had approximately 19,300 issued patents in addition to approximately 1,900 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through September 2045. If we are unable to refresh our technology with new patented inventions or expand our patent portfolio, our revenue could decline. In addition to patents covering technology we license directly, if patents we license through patent pool arrangements expire or are otherwise deemed not to be valuable by the licensees of such patent pools, they may not renew their licenses, which could impact our revenue.

We seek to mitigate this risk in a variety of ways. We regularly look for opportunities to expand our patent portfolio through organic development and acquisitions. We develop technologies to replace licensing revenue from technologies covered by expiring patents with licensing revenue supported by patents with a longer remaining life. And we develop and license our intellectual property in a manner designed to promote the continued use and licensing of our technology. The continued success of these risk mitigation strategies is not guaranteed, including the risk that such technologies will not achieve widespread adoption or be licensed at a rate sufficient to replace licensing revenue from technologies covered by expiring patents.
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
Maintaining and enforcing our IP rights in the U.S. and abroad presents challenges to our business. Our licensing business depends in part on the uniform and consistent treatment of patent rights in the U.S. and abroad. Changes to the patent and intellectual property laws and regulations in the U.S. and abroad, including the regulation regarding SEP licensing in the EU referenced above, may limit our ability to obtain, license, and enforce our rights. Additionally, court and administrative rulings may interpret existing patent laws and regulations in ways that hurt our ability to obtain, license, and enforce our patents. We face challenges protecting our IP in foreign jurisdictions, including:
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

OPERATIONS
Reliance on key suppliers presents certain risks to our business, many of which are beyond our control. Our reliance on suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components, as well as delays caused by military conflicts, including those between Russia and Ukraine and between Israel and Hamas, and other potential interruptions to the supply chain. Due to the relatively small volume of components we purchase for use in manufacturing, we purchase such components primarily through distributors. As such, we have relatively limited influence over the suppliers of such components to, for example, ensure continuity of supply. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause delays in our operations and increase our production costs. In addition, our suppliers may not be able to meet our production demands as to volume, quality, or timeliness.
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
We must comply with a variety of data privacy regulations. Compliance with such regulations can be costly and failure to comply may affect our operations, financial performance, and business. A variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving, including with respect to the development and use of AI/ML technologies, and may result in ever-increasing obligations and regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the California Privacy Rights Act (CPRA), which took effect on January 1, 2023 (with certain provisions of the CPRA having retroactive effect to January 1, 2022), as well as obligations from new privacy laws in Virginia, Colorado, Connecticut, Utah, Iowa, Indiana, Texas, Montana, Oregon, Delaware, Florida, and Tennessee that have taken or will take effect between 2023 and 2026, may require us to further modify certain of our information practices and could subject us to additional compliance costs and expenses. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection (including regimes such as the CPRA and continuing developments in the European Union, U.K., and U.S. data privacy frameworks that are rapidly evolving) could result in regulatory fines, investigations and enforcement actions, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance, and business. Our commercial and cybersecurity insurance policies may be insufficient to insure us against these risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.
COMPETITION
The markets for our technologies are highly competitive. The markets for our technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Consumers may perceive the quality of the visual and audio experiences produced by some of our competitors’ technologies to be equivalent or superior to the sight and sound experiences produced by our technologies. Some of our current or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. These competitors may also be able to offer integrated systems in markets for entertainment technologies on a royalty-free basis or at a lower price than our technologies, including audio, imaging, and other technologies, which could make competing technologies that we develop less attractive. These competitors may also be able to develop and market new technologies that render our existing or future products less competitive. For example, disruptive technologies such as AI/ML may significantly alter the market for our products in unpredictable ways and reduce customer demand.
Many of the markets for our products and for products in which our technologies are incorporated are price sensitive. The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to drive the adoption of our technologies into online content and portable devices, such as tablets and smartphones. Such pricing pressures may be exacerbated by elevated rates of inflation, which may cause device manufacturers to take additional steps to limit costs. Retail prices for consumer entertainment products that include our audio technologies, such as home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in additional downward pressure on the licensing fees we charge. Further, Dolby.io faces pricing pressure from other platforms offering similar solutions that may be able to offer competing services at lower prices.
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
•Content distributors, such as studios, film exhibitors, broadcasters, operators, streaming providers, and OTT video service providers and video game publishers;
•Companies building real-time digital experiences that increase audience engagement; and
•Device manufacturers.
Industry relationships have historically played an important role in the markets that we serve, particularly in the entertainment market. For example, sales of our products and services are particularly dependent upon our relationships with major film studios and broadcasters, and licensing of our technologies is particularly dependent upon our relationships with system licensees and IC manufacturers. Industry relationships also play an important role in other markets we serve; for instance, our relationships with companies building real-time digital experiences support the adoption of Dolby.io solutions. If we fail to maintain and strengthen our industry relationships, industry participants may be less likely to purchase and use our technologies, products, and services, or create content incorporating our technologies.

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
LEGAL AND REGULATORY COMPLIANCE
Conducting business internationally presents a number of risks to our business, including trade restrictions and changing, unpredictable, and/or inconsistent laws in the jurisdictions in which we operate. We are dependent on international sales for a substantial amount of our total revenue. Approximately 64%, 63% and 67% of our revenue was derived outside of the U.S. in fiscal year 2023, 2022, and 2021, respectively. We are subject to a number of risks related to conducting business internationally, including:
•U.S. and foreign government trade restrictions or sanctions, including those which may impose restrictions on the importation or exportation of products, equipment, materials, software, technologies, services, on technology transfers, or on the receipt or collection of payments and distribution of royalties, and any political or economic responses or counter-responses to such restrictions or sanctions, including any such restrictions, sanctions, responses, or counter-responses related to global military conflicts or changes in US export controls related to China and other countries;
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
•Multi-jurisdictional data protection and privacy laws, including, for example, the European Union's General Data Protection Regulation and restrictions on transferring personal data outside of a jurisdiction and potential legislation such as the Artificial Intelligence Act under consideration in the EU potentially impacting our development of products incorporating AI/ML or the use of AI/ML tools in our business; and
•The global macroeconomic environment and potential slowing of key markets we serve.
Any or all of these factors may impact our ability to operate in foreign countries and our ability to develop, the demand for, and profitability of, our technologies and products, as well as our customers' products that incorporate our technologies.
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
In addition, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has made changes to many long-standing transfer pricing and cross-border taxation rules that affect our operations. The OECD has introduced a framework to implement a 15% global minimum corporate tax, referred to as Pillar 2 or the minimum tax directive. The minimum tax directive has been adopted by the EU for implementation by its Member States into national legislation by the end of 2023 and may be adopted by other jurisdictions, including the U.S. Further, the OECD, European Commission, EU Member States and other individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, it is possible that these law changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
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
STOCK-RELATED ISSUES
The Dolby family has control over stockholder decisions as a result of the control of a majority of the voting power of our outstanding common stock by them and their affiliates. At September 29, 2023, the Dolby family and their affiliates owned 388,372 shares of our Class A common stock and 36,012,733 shares of our Class B common stock. As of September 29, 2023, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
There are risks associated with our stock repurchase program. Our stock repurchase program may reduce the public float of shares available for trading on a daily basis. Such purchases may be limited, suspended, or terminated at any time without prior notice. There can be no assurance that we will buy additional shares of our Class A common stock under our stock repurchase program or that any future repurchases will have a positive impact on our stock price or EPS. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our Class A common stock, the nature of other investment or strategic opportunities presented to us, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, the tax consequences of any repurchases (including the potential impact of the 1% excise tax on certain stock repurchases), and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
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
Business interruptions by natural disasters and other events beyond our control could adversely impact our business. Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and catastrophic events beyond our control, including, but not limited to, earthquakes, hurricanes, typhoons, tropical storms, floods, tsunamis, fires, droughts, tornadoes, public health issues and pandemics, severe changes in climate, war, terrorism, and geopolitical unrest and uncertainties. Further, outbreaks of pandemic diseases, or the fear of such events, could provoke (and in the case of COVID-19 has provoked) responses, including government-imposed travel restrictions and limits on access to entertainment venues. These responses could negatively affect consumer demand and our business, particularly in international markets. War, including the military conflicts between Russia and Ukraine and between Israel and Hamas, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, could also affect our business. For example, we have R&D facilities and a large number of employees in Eastern Europe, and any business interruptions or other spillover effects from the Russia-Ukraine conflict could adversely impact our business.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DLB." Our Class B common stock is neither listed nor publicly traded. As of October 27, 2023, there were 93 holders of record of our Class A common stock and 34 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record since a large portion of our common stock is held through brokerage firms.
Dividend Policy
In October 2014, we announced a quarterly cash dividend program for our stockholders that was initiated by our Board of Directors. Since the program was initiated, a quarterly dividend has been declared and paid to all eligible stockholders of Class A and Class B common stock. Most recently, on November 16, 2023, we announced a dividend in the amount of $0.30 per share, payable on December 5, 2023, to stockholders of record as of the close of business on November 28, 2023.
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
The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 29, 2023 (in thousands):

Date of Authorization	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Fiscal 2021: July 2021	350,000
Fiscal 2022: February 2022	250,000
Fiscal 2022: August 2022	350,000
Total	$2,950,000

The following table provides information regarding our share repurchases made under this program during the fourth quarter of fiscal 2023:

Repurchase Activity	Total Shares Purchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
July 1, 2023 - July 28, 2023	285,499	$87.57	285,499	$211.6 million
July 29, 2023 - August 25, 2023	—	$—	—	$211.6 million
August 26, 2023 - September 29, 2023	—	$—	—	$211.6 million
Total	285,499		285,499
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program as of the end of the applicable period and excludes commission costs.

Stock Price Performance Graph
The following graph compares the total cumulative return of our Class A common stock with the total cumulative return for the New York Stock Exchange Composite Index ("NYSE Composite"), the Russell 3000 Index ("Russell 3000"), and the S&P MidCap 400 Index ("S&P 400") for the five fiscal years ended September 29, 2023. We have elected to replace the Russell 3000 with the S&P 400 because we believe the components of the S&P 400 represent more similar market capitalizations to our own and the S&P 400 will provide a more meaningful comparison of our stock performance going forward. For this transitional year, both the Russell 3000 and the S&P 400 are reflected in the following graph, but we do not expect to include the Russell 3000 in future years. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $69.97 on September 28, 2018, and in the NYSE Composite, Russell 3000, and S&P 400 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed "filed" for purposes of Section 18 of Securities Exchange Act of 1934, as amended ("Exchange Act") or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Cumulative Total Return
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
September 28, 2018
September 27, 2019
September 25, 2020
September 24, 2021
September 30, 2022
September 29, 2023
Fiscal Year-End
Dolby Laboratories, Inc.
NYSE Composite
Russell 3000 Index
S&P 400

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
EXPANDING OUR LEADERSHIP IN AUDIO AND IMAGING EXPERIENCES
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We can increase our value proposition and create opportunities by broadening Dolby technologies into new types of content, such as music, gaming, live sports, and user-generated content. We are increasingly making our audio and imaging technologies available for content beyond premium entertainment through Dolby.io, creating new revenue generating opportunities. We also seek to expand the reach of our technology by incorporating it into industry standards and offering licenses to our patents covering that technology, along with our partners, through patent pools. The following is a discussion of the key markets that we address and the various Dolby technologies and solutions that serve these markets.
LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for entertainment playback. Our branded technologies are primarily comprised of DD+, Dolby Atmos, and AC-4 for audio, and Dolby Vision for imaging. Our audio technologies offered jointly through patent pools are incorporated into the AAC, HE-AAC, xHE-AAC, MPEG H and Opus standards for audio, and the AVC, HEVC, VVC and AV1 standards for imaging. Licensing revenue is primarily driven by the adoption of our technologies on devices, the number of devices shipped by licensees, and by the expansion of the number of licensees adopting our technologies. DD+, AC-4, and our AAC and HE-AAC audio patents (collectively, our "foundational audio technologies") have broad penetration across a diverse set of devices and end markets. Our revenue from these technologies is primarily driven by device shipments from licensees, and as such, is impacted by consumer spending. In the future, we expect revenue from our foundational audio technologies to generally reflect market trends in device shipments. The remaining portion of our licensing revenue is derived from offerings such as Dolby Vision, Dolby Atmos, our imaging patents, and Dolby Cinema. Dolby Vision and Dolby Atmos have not been in the market as long as our foundational audio technologies, thus revenue growth is primarily driven by increased adoption and the addition of new licensees. Revenue from technologies licensed through our patent licensing model is driven primarily by our royalty share within patent pools, licensee penetration, device shipments, and the introduction of new standardized technologies and patent programs. Factors such as global supply constraints or device lifecycles may also impact licensing revenue generally. Further, in certain countries, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies.
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
Major streaming partners and services such as Netflix, Disney+, Apple TV+, Amazon, Max, and Paramount+ continue to enhance content in Dolby Vision and Dolby Atmos. For example, in fiscal 2023, Max launched its top tier service with Dolby Vision and Dolby Atmos. These streaming services launch local content in Dolby formats internationally. As we see an increase in new local content, we increase our value proposition for adoption of Dolby Vision and Dolby Atmos across devices in all market segments.
We work with industry leaders to enhance these forms of content through the use of our technologies, creating additional value for the adoption of Dolby within devices such as mobile phones and tablets, PCs, gaming consoles, and automobiles. We have enhanced a broad range of content, such as music, gaming, live sports, and user-generated content. In the current fiscal year:
•In music, the Belgian music festival Tomorrowland streamed its festival in Dolby Atmos, and released replay footage of the event on Apple Music in Dolby Atmos. Apple Music launched Apple Music Classical, a new classical music app with Dolby Atmos supported on thousands of recordings, and Amazon Music, which supports Dolby Atmos, began streaming to a wider set of devices, including more wireless speakers, soundbars, and DMAs. WYNK Music, a free music streaming service in India, has made Dolby Atmos Music available to India's Airtel's subscribers.
•In gaming, the popular mobile game PUBG Mobile was made available to play in Dolby Atmos globally.
•In sports, the 2022 FIFA World Cup was broadcast internationally by 12 global operators and three free-to-air terrestrial broadcasters in Dolby Vision and/or Dolby Atmos. The 2023 Indian Premier League cricket matches were available in Dolby Atmos through Disney Star and JioCinema. The 2023 French Open available for the very first time in Dolby Vision and Dolby Atmos via the streaming provider Molotov TV, and the 2023 Wimbledon Championships were broadcast in Dolby Atmos on Sky Germany. The 68th UEFA Champions League games were available in Dolby Atmos. The US Open Tennis Tournament was broadcast in the UK on Sky TV in Dolby Atmos. Comcast broadcast the Superbowl LVII in Dolby Vision, and is broadcasting ESPN's college football game of the week in Dolby Vision and Dolby Atmos. Sky Germany began broadcasting the second Bundesliga in Dolby Atmos. Additionally, Max streamed its Major League Baseball games in Dolby Atmos.
•In user-generated content, Vivo launched its flagship mobile phone X90 Pro+ with Dolby Vision Capture and playback, further enabling the creation of user-generated content. Weibo, one of China's largest social media platforms, began supporting Dolby Vision and Dolby Atmos. Audiobooks on Audible now support Dolby Atmos. Moj, India's largest short video platform, now supports Dolby Vision, and Viddsee, a short film video platform in Singapore, now supports Dolby Vision and Dolby Atmos.
The following are highlights from our fiscal 2023 and key challenges related to audio and imaging licensing, by market. Further discussion of the potential impacts of these key challenges on our business can be found in Part I, Item 1A "Risk Factors."
Broadcast
Highlights: We have an established global presence with respect to our DD+ and HE-AAC audio technologies in broadcast services and devices. We have expanded our offerings in the broadcast market through technologies such as Dolby Atmos and AC-4, Dolby Vision, as well as AVC and HEVC imaging technologies which we license through patent pools. We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. Many such partners continue to expand their support of the combined Dolby Vision and Dolby Atmos experience. For example, at CES in January 2023, LG announced its TV lineup that supports Dolby Vision and Dolby Atmos, and Hisense announced several new UHD TVs and Laser TVs that support Dolby Vision and Dolby Atmos. Additionally in fiscal 2023, TCL announced new QLED and Mini-LED TVs with Dolby Vision and Dolby Atmos, and that it is expanding the number of products in its lineup that support Dolby Vision and Dolby Atmos in India. We also recently announced that our new feature Dolby Atmos FlexConnect will be supported by TCL's 2024 TV lineup. Acer launched TVs with DD+, Dolby Vision and Dolby Atmos in India. Polytron, the largest TV OEM in Indonesia, launched TVs that support Dolby Vision and Dolby Atmos. Hoichoi, an Indian OTT, adopted Dolby Atmos and Dolby Vision.
Key Challenges: Our pursuit of new licensees and further adoption of our technologies by existing licensees may be impacted by a number of factors. We must continue to present compelling reasons for consumers to demand our audio and imaging technologies, including ensuring that there is a breadth of available content in our formats and such content is being widely distributed. To the extent that OEMs do not incorporate our technologies in current and future products or our technology is not included in future broadcast industry standards, our revenue could be negatively impacted. Changing trends in the way that video content is distributed and consumed may impact our business and future growth in the broadcast market, such as the trend away from subscription-based cable and satellite television providers toward streaming services. Additionally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements.
Mobile
Highlights: We continue to focus on adoption of our technologies across major mobile ecosystems, including Apple and Android. HE-AAC and HEVC are widely adopted audio and video technologies across mobile devices, and we offer these technologies through our patent licensing programs. We also continue to focus on expanding adoption of our DD+, AC-4, Dolby Atmos, and Dolby Vision technologies in the mobile market. The breadth of mobile devices supporting Dolby technologies continues to increase globally. In fiscal 2023, OPPO launched the OnePlus 11, its first phone that supports Dolby Vision and Dolby Atmos. In addition, OPPO launched its first flagship phone with Dolby Vision Capture, and OnePlus launched its first phone with Dolby Vision playback and Dolby Atmos. Xiaomi, which now has multiple Dolby Vision Capture phone models in China, began shipping Dolby Vision Capture phone models in India, Southeast Asia, Europe and the Middle East during the year. Also in fiscal 2023, Vivo began shipping Dolby Vision Capture phones in China. Motorola became our latest partner to announce and start shipping its first Dolby Vision playback phone globally. Honor, a Chinese smart phone manufacturer, recently launched smart phones that support Dolby Vision playback.
Key Challenges: Growth in this market is dependent on several factors. Due to short product life cycles, mobile device OEMs can readily add or remove certain of our technologies from their devices. Our success depends on our ability to address the rapid pace of change in mobile devices, and we must continuously collaborate with mobile device OEMs to incorporate our technologies. The mobile market is heavily concentrated, so we rely on a small number of partnerships with key participants in this market. If we are unable to maintain these key relationships, we may experience a decline in mobile devices incorporating our technologies. To the extent that OEMs do not incorporate our technologies in current and future products or our technology is not included in future mobile industry standards, our revenue could be impacted. We must also continue to support the development and distribution of Dolby-enabled content via various ecosystems. Additionally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements.
Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as AVRs, soundbars, wireless and smart speakers, DMAs, and Blu-Ray players, through the inclusion of our DD+ technology, and increasingly through the inclusion of Dolby Atmos and Dolby Vision. AAC and HE-AAC technologies also have broad adoption through our patent licensing programs. We continue to focus on expanding the availability of Dolby technologies to new devices. At CES in January 2023, LG and Samsung each announced 2023 soundbar lineups that support Dolby Atmos. Also in fiscal 2023, Sonos launched their premium smart speaker, the Sonos Era 300, with Dolby Atmos. Zebronics announced a new soundbar that supports Dolby Atmos to be sold in India. Jabra launched headphone products that support Dolby Atmos. XGIMI announced the 4K long throw home projector with Dolby Vision.
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
Personal Computers
Highlights: DD+ continues to enhance audio playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of PCs from partners such as Apple, Lenovo, Dell, Samsung, and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming. In fiscal 2023, Tencent's streaming music platform QQ Music launched Dolby Atmos support in Mac operating systems. Also in fiscal 2023, Microsoft launched its latest tablets that support Dolby Vision and Dolby Atmos.
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
Other Markets
Highlights: DD+ is incorporated in the Xbox and PlayStation gaming consoles that support gaming content and streaming for movie and television content. The Xbox Series X and Series S gaming consoles support Dolby Vision and Dolby Atmos for streaming and gaming content. Additionally, our technologies continue to be incorporated into the latest headphones by various OEMs. In fiscal 2023, Sony Interactive Entertainment announced that PlayStation 5 is unlocking support for compatible Dolby Atmos-enabled living room devices with the latest PS5 system software beta, available to beta participants in select markets. Sony Interactive Entertainment also announced support for Dolby Atmos on the PS5.
We also generate revenue from the automotive industry through disc playback devices as well as other elements of the entertainment system, and through the adoption of Dolby Atmos Music. In fiscal 2023, Mercedes-Benz adopted Dolby Atmos and Dolby Atmos Music in several of its car models, and continues to add our technologies to more models and ship more models globally. Also in fiscal 2023, Chinese electric car manufacturer Li Auto and NetEase Cloud Music announced a collaboration to deliver Dolby Atmos Music in Li Auto cars. Additionally, Guangzhou Automobile Group, a large Chinese auto manufacturer, announced the launch of a new sport sedan that features Dolby Atmos, and NIO and Lotus launched cars that support Dolby Atmos beyond the domestic Chinese market into Europe as well. Yangwang announced its first car, the Yangwang U8 model, supporting Dolby Atmos, our fifth automotive OEM this year.
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
Included within Other Markets is also licensing revenue from audio and imaging technologies used to create Dolby experiences through Dolby Cinema.
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with sites located in the U.S. and internationally. The breadth of motion pictures for Dolby Cinema continues to grow with over 500 theatrical titles in both Dolby Vision and Dolby Atmos having been announced or released from all of the major studios as of the end of fiscal 2023.

Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success, and our ability to differentiate our offering, deploy new sites, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering is tied to global box office performance generally. COVID-19 has had a significant effect on theatrical exhibition, which could impact the financial viability of our key partners. The response to COVID-19 has had a negative impact on our cinema-related revenue and consumer demand, although consumer demand for the cinema has been improving. It is uncertain whether consumer demand for the cinema will return to previous levels. Additionally, the recently concluded strikes by the Writers Guild of America and SAG-AFTRA effectively halted the production, release and promotion of certain films for an extended period. The resulting impacts of those stoppages may result in near-term decreases in box office receipts and our cinema-related revenue.
PRODUCTS AND SERVICES
A majority of our products and services revenue is derived from the sale of audio and imaging products for the cinema, television, broadcast, communication, and entertainment industries. Revenue from Dolby.io is also included in products and services.
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of fiscal 2023, there are over 7,500 Dolby Atmos screens installed or committed and over 2,800 Dolby Atmos theatrical titles have been announced or released.
We also offer a variety of other cinema products, such as the Dolby Multichannel Amplifier and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than other commercially available options.
Key Challenges: Demand for our cinema products is dependent upon our partners and their success in the market, industry and economic cycles, box office performance, and our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in international markets, which are subject to geopolitical risks. Additionally, weakness in general economic conditions due to inflation, recession, pandemic or other worsening economic conditions could have a negative impact on our cinema-related revenue due to reduced consumer discretionary spending. We may also be faced with pricing pressures or competing technologies, which would affect our revenue. We have also experienced supply chain shortages and increased shipping costs that have created challenges to maintain the sufficient supply of cinema products to meet the demand in the market. In addition, supply chain constraints may impact our ability to provide cinema products and services to our customers. COVID-19 has also negatively impacted the financial health of our cinema customers and partners. In addition, the recently concluded strikes by the Writers Guild of America and SAG-AFTRA effectively halted the production, release and promotion of certain films for an extended period. The resulting impacts of those stoppages may lead to decreased box office receipts in the near term, which could potentially impact exhibitors' willingness and ability to invest in our cinema products.
Dolby.io
Highlights: We are focused on bringing Dolby’s decades of sight and sound technology to a broader range of media content and digital experiences. We are expanding our addressable market to enhance a broader range of content, by offering solutions to companies building real-time digital experiences that increase audience engagement. Our solution provides the capability to stream high quality audiovisual content in ultra-low latency which reduces the delay between the action and the viewer.
Content being delivered with almost no delay enables our customers to create real-time interaction in their apps and services. This lifelike interaction is essential to the experiences companies, particularly in sports and entertainment, are creating.
Over time, we believe this way of delivering and engaging with content will be used more broadly.
Key Challenges: Dolby.io is an early-stage business, and it is uncertain when or if it will be a material revenue driver. Our success in this market will depend on adoption from companies building real-time digital experiences that increase audience engagement, the volume of usage of the services and our ability to monetize our services. In addition, the development and maintenance needed to provide a reliable and scalable platform may require us to develop new skills internally for our current employees or hire external specialized talent. Although the market for real-time experiences has been growing, Dolby.io competes with other offerings.

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
Most of our licensing arrangements are structured as sales-based whereby we are paid a unit-based royalty. The unit-based sales data that triggers the royalty obligation is generally reported to us in the quarter after triggering the royalty obligation. We apply the royalty exception to these arrangements, which requires that we recognize sales-based royalties at the later of when the sales occur based on our estimates or the completion of our performance obligations. Our estimates of royalty-based revenue take into consideration the macroeconomic effect of global events, such as inflation, elevated interest rates, economic impacts related to COVID-19, or other economic conditions, which may impact supply chain activities as well as demand for shipments. These estimates also involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments for which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we previously estimated, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales.
We also enter into fixed and guaranteed licensing fees arrangements, which require the licensee to pay a fixed, non-refundable fee. In these cases, control is transferred and the transaction price - the amount we expect to be entitled to in exchange for the license right - is recognized upon the later of contract execution or the effective date. Transaction price is determined at contract execution and, to the extent variable consideration applies, is updated each subsequent reporting period until the completion of the contract. We evaluate whether other distinct performance obligations exist, such as PCS, and determine the stand-alone selling price. We do so by considering actual stand-alone sales in addition to market conditions such as competitor pricing strategies, customer specific information and industry technology lifecycles, internal conditions such as cost and pricing practices, or applying the residual approach method when the selling price of the good, most commonly a license, is highly variable or uncertain. In addition, we evaluate whether a significant financing component exists when we recognize revenue in advance of customer payments that occur over time and extend beyond one year. In general, if the payment arrangements extend beyond the first year of the contract, we treat a portion of the payments as a financing component. The discount rate used for each arrangement reflects the rate that would be used in a separate financing transaction between us and the licensee at contract inception and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. If we assess the financing component to be significant to the contract, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. The portion related to the financing component is recorded as interest income, and is not material to our consolidated financial statements.
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
RESULTS OF OPERATIONS
For each line item included on our consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the consolidated financial statements for the years ended September 29, 2023 and September 30, 2022. For the discussion and analysis highlighting comparisons of material changes in the consolidated financial statements for the years ended September 30, 2022 and September 24, 2021, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended September 30, 2022, which is incorporated herein by reference. Note that adjustments related to sales-based royalties that were misreported by licensees as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
Revenue and Gross Margin
Licensing
Licensing revenue consists of fees earned from licensing our technologies to customers who incorporate them into their products and services to enable and enhance audio and imaging capabilities. The technologies that we license are either internally developed, acquired, or licensed from third parties. We also generate administrative fees for managing patent pools on behalf of third party patent owners through our subsidiary, Via LA. A significant portion of our licensing revenue pertains to customer-shipment royalties that we recognize based on estimates of our licensees’ shipments. To the extent that shipment data reported by licensees differs from estimates we made and recorded, we recognize an adjustment to revenue for such difference in the period we receive the reported shipment data.
Our cost of licensing consists mainly of amortization of certain purchased intangible assets and intangible assets acquired in business combinations, depreciation, third party royalty obligations, and patent pool fees.

	Fiscal Year Ended		Change
Licensing	September 29, 2023	September 30, 2022	$	%
Revenue	$1,197,930	$1,164,533	$33,397	3%
Percentage of total revenue	92%	93%
Cost of licensing	64,890	61,597	3,293	5%
Gross margin	1,133,040	1,102,936	30,104	3%
Gross margin percentage	95%	95%

	Fiscal Year Ended
Licensing Revenue By Market	September 29, 2023		September 30, 2022
Broadcast	$451,719	38%	$433,992	37%
Mobile	243,897	20%	238,735	21%
CE	170,197	14%	186,285	16%
PC	124,362	10%	151,079	13%
Other	207,755	18%	154,442	13%
Total licensing revenue	$1,197,930	100%	$1,164,533	100%

Factor	Licensing Revenue		Gross Margin
Other	á	Higher revenue from imaging patent pool administrative fees, higher revenue due to gaming console shipments, higher automotive revenue driven by higher adoption of Dolby Atmos	ßà	No significant fluctuations
PC	â	Lower revenue driven by lower shipments and lower recoveries, primarily from foundational audio technologies, partially offset by higher revenue from our imaging patent programs
Broadcast	á	Higher revenue from our imaging patent programs, partially offset by lower unit shipments primarily in STBs, impacting revenue from foundational audio technologies
CE	â	Lower revenue from unit shipments in DMAs, and lower revenue due to timing of minimum volume commitments, primarily impacting revenue from foundational audio technologies, partially offset by higher revenue from our imaging patent programs
Mobile	á	Higher revenue from new licensees in our audio patent programs and increased adoption of Dolby Vision, partially offset by lower revenue from minimum volume commitments
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
Services revenue consists of fees charged to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color, and light image calibration. Services revenue also includes PCS for products sold and equipment installed at Dolby Cinema theaters operated by exhibitor partners and support for the implementation of our technologies into products manufactured by our licensees. Also included in services revenue are amounts generated through Dolby.io. Cost of services consists of personnel and personnel-related costs for providing our professional services, software maintenance and support, external contractors, and other direct expenses incurred on behalf of customers.

	Fiscal Year Ended		Change
Products and Services	September 29, 2023	September 30, 2022	$	%
Revenue	$101,814	$89,260	$12,554	14%
Percentage of total revenue	8%	7%
Cost of products and services	87,676	79,763	7,913	10%
Gross margin	14,138	9,497	4,641	49%
Gross margin percentage	14%	11%

Factor	Products and Services Revenue		Gross Margin
Products	á	Increased demand for cinema equipment as the exhibitor market continues to recover	á	Higher cinema product sales partially offset by excess and obsolescence reserve
Services	ßà	No significant fluctuations	ßà	No significant fluctuations
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Year Ended		Change
	September 29, 2023	September 30, 2022	$	%
Research and development	$271,523	$261,174	$10,349	4%
Percentage of total revenue	21%	21%

Category	Key Drivers
Compensation & Benefits	á	Higher costs of $6.8 million primarily due to higher variable compensation
Travel	á	Higher costs of $2.5 million due to increased company travel as a result of fewer COVID-19 travel restrictions, and increased in-person presence at certain events
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

	Fiscal Year Ended		Change
	September 29, 2023	September 30, 2022	$	%
Sales and marketing	$354,364	$358,716	$(4,352)	(1)%
Percentage of total revenue	27%	29%

Category	Key Drivers
Legal, Professional, and Contractors	â	Lower costs of $10.6 million primarily due to timing of patent program-related expenses
Marketing Programs	á	Higher costs of $8.3 million primarily due to increased marketing activities
Travel	á	Higher costs of $5.2 million due to increased travel as a result of fewer COVID-19 travel restrictions, and increased in-person presence at certain events
Compensation & Benefits	â	Lower payroll salaries expense of $4.7 million primarily due to lower headcount
General and Administrative
G&A expenses consist primarily of employee compensation and benefits, stock-based compensation, depreciation and amortization, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Year Ended		Change
	September 29, 2023	September 30, 2022	$	%
General and administrative	$258,477	$275,315	$(16,838)	(6)%
Percentage of total revenue	20%	22%
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

Category	Key Drivers
Other Miscellaneous Expenses	â	Lower costs of $34.4 million related to the resolution of the legal matter discussed above, in the prior year
Credit Loss Expense	â	Lower credit loss expense of $6.3 million primarily due to higher collections
Compensation & Benefits	á	Higher costs of $5.3 million primarily due to higher variable compensation, higher payroll salaries expense of $4.3 million due to increased headcount due to the MPEG LA (as defined below) acquisition
Legal, Professional, and Contractors	á	Higher costs of $2.2 million primarily due to transaction costs resulting from the MPEG LA acquisition

Restructuring Charges
Restructuring charges recorded as operating expenses in our consolidated statements of operations represent costs associated with separate restructuring plans implemented in various fiscal periods. The extent of our costs arising as a result of these actions, including fluctuations in related balances between fiscal periods, is based on the nature of activities under the various plans.

	Fiscal Year Ended		Change
	September 29, 2023	September 30, 2022	$	%
Restructuring charges	$47,061	$10,623	$36,438	343%
Percentage of total revenue	4%	1%
In June 2023, we implemented a focused restructuring plan, primarily consisting of workforce reductions and facility consolidations to improve execution in alignment with our strategy and to reduce our cost structure through improved utilization of our global infrastructure. As a result of these actions, we recorded restructuring charges of $10.9 million in severance and other related benefits offered to approximately 130 impacted employees and $6.9 million related to facility consolidation in New York, NY.
In September 2023, we initiated a focused restructuring plan with the purpose of focusing our resources on our highest strategic priorities. We recorded expense of $13.4 million in severance and other related benefits offered to approximately 160 impacted employees. The remaining components of this plan are expected to be completed in November 2023, resulting in an additional charge of approximately $5.0 million in severance and other termination benefits. In conjunction with focusing our resources on our top strategic priorities, we recorded an impairment loss of $16.9 million related primarily to internally developed software for projects we are no longer pursuing.
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

	Fiscal Year Ended		Change
Other income/(expense)	September 29, 2023	September 30, 2022	$	%
Interest income	$28,086	$6,174	$21,912	355%
Other income, net	6,214	2,500	3,714	149%
Total	$34,300	$8,674	$25,626	295%

Category	Key Drivers
Interest Income	á	Higher yields on current year investment balances due to increased interest rates
Other Income	á	Higher income primarily due to higher yields on our SERP balances in the current year, and higher foreign currency transaction gains
Income Taxes
Our effective tax rate is based on our fiscal year results and is affected by several factors. These include the current statutory rates in our domestic and foreign jurisdictions, the relative income earned in our foreign jurisdictions, and nonrecurring items such as changes to our unrecognized tax benefits that may occur in but are not necessarily consistent between periods. For additional information related to effective tax rates, see Note 12 "Income Taxes" to our consolidated financial statements.

	Fiscal Year Ended
	September 29, 2023	September 30, 2022
Provision for income taxes	$(48,409)	$(31,381)
Effective tax rate	19%	15%

Factor	Impact On Effective Tax Rate
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards.
Research and Development	á	Lower benefit from R&D tax credits.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of September 29, 2023, we had cash and cash equivalents of $745.4 million, which consisted of cash and highly liquid money market funds. In addition, we had short and long-term investments of $237.0 million, which primarily consisted of government bonds, corporate bonds, municipal debt securities, certificates of deposit, commercial paper, and U.S. agency securities.
The following table presents selected financial information as of September 29, 2023 and September 30, 2022 (in thousands):

	September 29, 2023	September 30, 2022
Cash and cash equivalents	$745,364	$620,127
Short-term investments	139,148	189,213
Long-term investments	97,812	102,514
Accounts receivable, net	262,245	243,593
Accounts payable and accrued liabilities	372,324	244,408
Working capital	1,065,578	1,033,376
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

Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. For fiscal 2023, quarterly dividends of $0.27 per share were paid on our Class A and Class B common stock to eligible stockholders of record.
Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the consolidated statements of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).
Operating Activities

	Fiscal Year Ended
	September 29, 2023	September 30, 2022
Net cash provided by operating activities	$367,081	$318,576
Net cash provided by operating activities increased $48.5 million in fiscal 2023 compared to fiscal 2022, primarily due to the following:

Factor	Impact On Cash Flows
Operating assets and liabilities	á	Higher inflows due to lower accounts receivable and higher operating lease liabilities, partially offset by lower accounts payable and accrued liabilities and lower income taxes
Investing Activities

	Fiscal Year Ended
	September 29, 2023	September 30, 2022
Net cash provided by/(used in) investing activities	$54,206	$(295,935)
Net cash provided by/(used in) investing activities was $350.1 million higher in fiscal 2023 compared to fiscal 2022, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Investments	á	Lower outflows for the purchase of marketable investment securities
Proceeds from Investments	á	Higher inflows from the sale and maturity of marketable investment securities
Business Combinations	á	Inflows due to restricted cash balances acquired in connection with the MPEG LA acquisition
Financing Activities

	Fiscal Year Ended
	September 29, 2023	September 30, 2022
Net cash used in financing activities	$(236,812)	$(610,558)
Net cash used in financing activities was $373.7 million lower in fiscal 2023 compared to fiscal 2022, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	á	Lower outflows due to lower common stock repurchases
Common Stock Issuance	â	Lower inflows from employee stock option exercises

Contractual Obligations and Commitments
The following table presents a summary of our contractual obligations and commitments as of September 29, 2023 (in thousands):

	Payments Due By Fiscal Period
	1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years	Total
Naming rights	$12,794	$26,598	$17,176	$35,674	$92,242
Purchase obligations	29,934	4,667	—	—	34,601
Donation commitments	1,718	232	172	332	2,454
Total	$44,446	$31,497	$17,348	$36,006	$129,297
Naming Rights.    We are party to agreements for naming rights of certain facilities, most significantly for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of the agreement is 20 years, over which we will make payments on a semi-annual basis until fiscal 2032. We also hold the naming rights to Dolby Live at the Park MGM in Las Vegas, Nevada. Dolby Live is a fully integrated performance venue offering live concerts in Dolby Atmos. For additional details regarding our naming rights commitments, see Note 14 "Commitments and Contingencies" to our consolidated financial statements.
Operating Leases.    Operating lease payments represent our commitments for future minimum rent made under non-cancelable leases for office space, including those payable to our principal stockholder and portions attributable to the noncontrolling interests in our wholly-owned and majority-owned subsidiaries. For additional details regarding our leases, see Note 7 "Leases" to our consolidated financial statements.
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
Unrecognized Tax Benefits.    As of September 29, 2023, we had an accrued liability for unrecognized tax benefits without interest, penalties, and related deferred tax assets, totaling $76.3 million. We are unable to estimate when any cash settlement with a taxing authority might occur and, therefore, have not reflected these anticipated future outflows in the table above.
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
In fiscal 2023, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business, and we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of September 29, 2023, we had cash and cash equivalents of $745.4 million, which consisted of cash and highly liquid money market funds. In addition, we had both short and long-term investments of $237.0 million, which consisted of corporate bonds, government bonds, municipal debt securities, U.S. agency securities, commercial paper, and certificates of deposit. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. As of September 29, 2023, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately eleven months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of September 29, 2023, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $1.8 million and $0.9 million, respectively.
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
The pre-tax gain attributed to the effective portion of cash flow hedges recognized in AOCI was $4.9 million in fiscal 2023. The pre-tax loss attributed to the effective portion of cash flow hedges recognized in AOCI was $2.6 million in fiscal 2022.
The pre-tax effective portion of the losses reclassified to the consolidated statements of operations was $0.7 million in fiscal 2023, and the pre-tax effective portion of the loss reclassified to the consolidated statements of operations was $2.1 million in fiscal 2022.
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

As of September 29, 2023, the outstanding derivative instruments had maturities of equal to or less than 12 months. As of September 29, 2023 and September 30, 2022, the total notional amounts of outstanding contracts were $134.8 million and $130.8 million, respectively.
For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 29, 2023. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $7.0 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $7.0 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dolby Laboratories, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries (the Company) as of September 29, 2023 and September 30, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 29, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 29, 2023 and September 30, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 29, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired MPEG LA, L.L.C. during fiscal 2023. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 29, 2023, MPEG LA, L.L.C.’s internal control over financial reporting which represented 12% of total assets and less than 1.5% of total revenue included in the consolidated financial statements of the Company as of and for the year ended September 29, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of MPEG LA, L.L.C..
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
Assessment of revenue estimate related to sales-based licensing arrangements
As discussed in Note 3 to the consolidated financial statements, revenue is derived principally from the licensing of technologies and patents to various types of licensees. The Company recognized total licensing revenue of $1.2 billion for the year ended September 29, 2023. The Company estimates and records sales-based licensing revenue from its licensees’ shipments in the same period in which those shipments occur. After receiving the royalty statements from the licensees, which is generally in the quarter after those shipments have occurred, the Company will record an adjustment based on the difference between the estimated and actual sales-based licensing revenue.
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

San Francisco, California
November 16, 2023

DOLBY LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 29, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$745,364	$620,127
Restricted cash	72,602	8,244
Short-term investments	139,148	189,213
Accounts receivable, net of allowance for credit losses of $9,683 and $11,834	262,245	243,593
Contract assets, net of allowance for credit losses of $138 and $125	182,130	176,093
Inventories, net	35,623	23,549
Prepaid expenses and other current assets	50,692	50,075
Total current assets	1,487,804	1,310,894
Long-term investments	97,812	102,514
Property, plant, and equipment, net	481,581	513,481
Operating lease right-of-use assets	40,199	46,530
Intangible assets, net	167,427	112,265
Goodwill	408,409	365,147
Deferred taxes	201,860	183,568
Other non-current assets	94,674	55,149
Total assets	$2,979,766	$2,689,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,925	$14,171
Accrued liabilities	351,399	230,237
Income taxes payable	4,769	1,265
Contract liabilities	31,505	18,588
Operating lease liabilities	13,628	13,257
Total current liabilities	422,226	277,518
Non-current contract liabilities	39,997	23,203
Non-current operating lease liabilities	37,020	37,685
Other non-current liabilities	108,339	100,122
Total liabilities	607,582	438,528

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 59,673,633 shares issued and outstanding as of September 29, 2023 and 59,798,862 as of September 30, 2022	53	53
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,085,779 shares issued and outstanding as of September 29, 2023 and 36,085,779 as of September 30, 2022	41	41
Retained earnings	2,391,990	2,297,730
Accumulated other comprehensive loss	(36,984)	(51,641)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,355,100	2,246,183
Noncontrolling interest	17,084	4,837
Total stockholders’ equity	2,372,184	2,251,020
Total liabilities and stockholders’ equity	$2,979,766	$2,689,548
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Revenue:
Licensing	$1,197,930	$1,164,533	$1,214,147
Products and services	101,814	89,260	67,109
Total revenue	1,299,744	1,253,793	1,281,256

Cost of revenue:
Cost of licensing	64,890	61,597	55,421
Cost of products and services	87,676	79,763	74,604
Total cost of revenue	152,566	141,360	130,025

Gross margin	1,147,178	1,112,433	1,151,231

Operating expenses:
Research and development	271,523	261,174	253,640
Sales and marketing	354,364	358,716	332,671
General and administrative	258,477	275,315	224,161
Gain on sale of assets	—	—	(13,871)
Restructuring charges	47,061	10,623	10,240
Total operating expenses	931,425	905,828	806,841

Operating income	215,753	206,605	344,390

Other income/(expense):
Interest income/(expense), net	28,086	6,174	3,014
Other income, net	6,214	2,500	7,108
Total other income	34,300	8,674	10,122

Income before income taxes	250,053	215,279	354,512
Provision for income taxes	(48,409)	(31,381)	(36,689)
Net income including noncontrolling interest	201,644	183,898	317,823
Less: net (income)/loss attributable to noncontrolling interest	(988)	189	(7,596)
Net income attributable to Dolby Laboratories, Inc.	$200,656	$184,087	$310,227

Net income per share:
Basic	$2.10	$1.84	$3.07
Diluted	$2.05	$1.81	$2.97
Weighted-average shares outstanding:
Basic	95,771	99,990	101,190
Diluted	97,733	101,983	104,622

Related party rent expense:
Included in operating expenses	$—	$—	$(392)
Included in net income attributable to noncontrolling interest	$292	$284	$381

Cash dividend declared per common share	$1.11	$1.02	$0.91
Cash dividend paid per common share	$1.08	$1.00	$0.88
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Net income including noncontrolling interest	$201,644	$183,898	$317,823
Other comprehensive income:
Currency translation adjustments gains/(losses), net of tax benefit/(expense) of $73, ($245), and ($501)	7,574	(31,586)	5,510
Unrealized gains/(losses) on investments, net of tax benefit of $54, $50, and $108	3,128	(6,206)	(598)
Unrealized gains/(losses) on cash flow hedges, net of tax benefit/(expense) of $85, $324, and ($419)	4,286	(4,361)	(4,091)
Total other comprehensive income/(loss), net of tax	14,988	(42,153)	821

Total comprehensive income	216,632	141,745	318,644
Less: comprehensive (income)/loss attributable to noncontrolling interest	(1,319)	731	(7,853)
Comprehensive income attributable to Dolby Laboratories, Inc.	$215,313	$142,476	$310,791
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Dolby Laboratories, Inc.
	Class A		Class B		APIC	Retained Earnings	AOCI	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of September 25, 2020	64,168	$58	36,129	$41	$—	$2,443,138	$(10,594)	$2,432,643	$5,762	$2,438,405
Net income	—	—	—	—	—	310,227	—	310,227	7,596	317,823
Other comprehensive income, net of tax	—	—	—	—	—	—	564	564	257	821
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(7,362)	(7,362)
Stock-based compensation expense	—	—	—	—	99,698	—	—	99,698	—	99,698
Repurchase of common stock	(2,584)	(3)	—	—	(189,577)	(56,284)	—	(245,864)	—	(245,864)
Cash dividends declared and paid on common stock	—	—	—	—	—	(89,172)	—	(89,172)	—	(89,172)
Common stock issued under employee stock plans	3,714	4	—	—	122,084	—	—	122,088	—	122,088
Tax withholdings on vesting of restricted stock	(354)	—	—	—	(32,205)	—	—	(32,205)	—	(32,205)
Common stock transfers - Class B to Class A	42	—	(42)	—	—	—	—	—	—	—
Balance as of September 24, 2021	64,986	59	36,087	41	—	2,607,909	(10,030)	2,597,979	6,253	2,604,232
Net income	—	—	—	—	—	184,087	—	184,087	(189)	183,898
Other comprehensive loss, net of tax	—	—	—	—	—	—	(41,611)	(41,611)	(542)	(42,153)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(1,435)	(1,435)
Stock-based compensation expense	—	—	—	—	114,925	—	—	114,925	—	114,925
Capitalized stock-based compensation expense	—	—	—	—	746	—	—	746	—	746
Repurchase of common stock	(7,003)	(7)	—	—	(137,100)	(393,379)	—	(530,486)	—	(530,486)
Cash dividends declared and paid on common stock	—	—	—	—	—	(100,067)	—	(100,067)	—	(100,067)
Common stock issued under employee stock plans	2,224	2	—	—	57,846	—	—	57,848	—	57,848
Tax withholdings on vesting of restricted stock	(409)	(1)	—	—	(36,417)	—	—	(36,418)	—	(36,418)
Common stock transfers - Class B to Class A	1	—	(1)	—	—	—	—	—	—	—
Deconsolidation of subsidiary	—	—	—	—	—	(820)	—	(820)	750	(70)
Balance as of September 30, 2022	59,799	$53	36,086	$41	$—	$2,297,730	$(51,641)	$2,246,183	$4,837	$2,251,020
Net income	—	—	—	—	—	200,656	—	200,656	988	201,644
Other comprehensive income, net of tax	—	—	—	—	—	—	14,657	14,657	331	14,988
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(266)	(266)
Stock-based compensation expense	—	—	—	—	118,486	—	—	118,486	—	118,486
Capitalized stock-based compensation expense	—	—	—	—	1,160	—	—	1,160	—	1,160
Repurchase of common stock	(1,892)	(2)	—	—	(146,285)	(2,989)	—	(149,276)	—	(149,276)
Cash dividends declared and paid on common stock	—	—	—	—	—	(103,407)	—	(103,407)	—	(103,407)
Common stock issued under employee stock plans	2,189	2	—	—	47,779	—	—	47,781	—	47,781
Tax withholdings on vesting of restricted stock	(422)	—	—	—	(31,144)	—	—	(31,144)	—	(31,144)
Equity issued in connection with business combination	—	—	—	—	10,004	—	—	10,004	11,194	21,198
Balance as of September 29, 2023	59,674	$53	36,086	$41	$—	$2,391,990	$(36,984)	$2,355,100	$17,084	$2,372,184
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Operating activities:
Net income including noncontrolling interest	$201,644	$183,898	$317,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,558	88,461	95,860
Stock-based compensation	118,486	114,925	99,698
Amortization of operating lease right-of-use assets	12,956	15,148	16,897
Amortization of premium on investments	(860)	1,440	1,373
Provision for/(benefit from) credit losses	(793)	5,460	(2,889)
Deferred income taxes	(18,337)	(29,465)	(37,048)
Impairment loss on internally developed software	16,225	—	—
Gain on sale of assets	—	—	(13,871)
Other non-cash items affecting net income	(2,800)	(5,037)	(5,452)
Changes in operating assets and liabilities:
Accounts receivable, net	47,779	(14,314)	(49,034)
Contract assets, net	347	6,300	(21,154)
Inventories	(13,226)	(11,759)	17,154
Operating lease right-of-use assets	(8,817)	266	(5,199)
Prepaid expenses and other assets	3,868	8,760	17,165
Accounts payable and accrued liabilities	(52,315)	(33,542)	44,230
Income taxes, net	(8,722)	8,446	(2,975)
Contract liabilities	(8,379)	(413)	2,361
Operating lease liabilities	(5,818)	(15,399)	(11,369)
Other non-current liabilities	3,285	(4,599)	(15,817)
Net cash provided by operating activities	367,081	318,576	447,753

Investing activities:
Purchases of marketable securities	(172,955)	(311,313)	(67,101)
Proceeds from sales of marketable securities	54,964	9,459	10,892
Proceeds from maturities of marketable securities	176,833	108,546	53,893
Purchases of property, plant, and equipment	(30,339)	(47,928)	(54,454)
Proceeds from sale of assets	—	—	16,365
Business combinations, net of cash and restricted cash acquired	25,703	(38,171)	(4,500)
Purchases of intangible assets	—	(11,528)	—
Purchases of other investments	—	(5,000)	—
Net cash provided by/(used in) investing activities	54,206	(295,935)	(44,905)

Financing activities:
Proceeds from issuance of common stock	47,781	57,848	122,088
Repurchase of common stock	(149,276)	(530,486)	(245,864)
Payment of cash dividend	(103,407)	(100,067)	(89,172)
Distribution to noncontrolling interest	(266)	(1,435)	(7,362)
Shares repurchased for tax withholdings on vesting of restricted stock	(31,144)	(36,418)	(32,205)
Payment of deferred consideration for prior business combinations	(500)	—	—
Net cash used in financing activities	(236,812)	(610,558)	(252,515)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	5,120	(16,744)	2,720
Net increase/(decrease) in cash, cash equivalents, and restricted cash	189,595	(604,661)	153,053
Cash, cash equivalents, and restricted cash at beginning of period	628,371	1,233,032	1,079,979
Cash, cash equivalents, and restricted cash at end of period	$817,966	$628,371	$1,233,032

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$61,481	$40,340	$70,737
Non-cash investing and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$3,882	$(1,481)	$2,772
Equity issued in connection with business combination	21,198	—	—
Purchase consideration payable for business combinations	—	—	500
Purchase consideration payable for intangible assets	—	—	30
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Principles of Consolidation
The consolidated financial statements include the accounts of Dolby Laboratories, Inc. and our wholly-owned and majority-owned subsidiaries. In addition, we have consolidated the financial results of jointly owned affiliated companies in which our principal stockholder or other entities have a noncontrolling interest. We report these noncontrolling interests as a separate line in our consolidated statements of operations as net income attributable to noncontrolling interest and in our consolidated balance sheets as a noncontrolling interest. We eliminate all intercompany accounts and transactions upon consolidation.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include the 52 week period ended September 29, 2023 (fiscal 2023) and September 24, 2021 (fiscal 2021), and the 53 week period ended September 30, 2022 (fiscal 2022). Our fiscal year ending September 27, 2024 (fiscal 2024) will consist of 52 weeks.

2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, restricted cash, investments, accounts receivable, and contract assets. We maintain cash, cash equivalents, and investments with multiple financial institutions that have high credit standing, and that we believe are financially sound and have minimal credit risk exposure, although at times our balances may exceed the applicable insurance coverage limits. We monitor and manage the overall counterparty credit risk exposure of our cash balances to individual financial institutions on an ongoing basis. Our investment portfolio consists of investment-grade securities diversified amongst security types, industries, and issuers. All of our securities are held in custody by large national financial institutions. Our investment policy limits the amount of credit exposure to a maximum of 5% of our total portfolio to any one issuer, except for the U.S. Treasury, and we believe no significant concentration risk exists with respect to these investments. We also mitigate counterparty risk through entering into derivative contracts with high-credit-quality financial institutions. Actual or potential defaults of one or more financial institutions could impact our results of operations or financial position, and make it challenging to find alternative qualified counterparties.
The majority of our licensing revenue is generated from customers outside of the U.S. We manage the credit risk posed by non-U.S. customers by performing regular evaluations of the creditworthiness of our licensing customers and recognize revenue in accordance with US GAAP.

In fiscal 2023 and 2021, we did not have any individual customers that accounted for 10% of our total revenue. For fiscal 2022, we had one individual customer whose revenue exceeded 10% of our total revenue.
Cash and Cash Equivalents
We consider all short-term highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents primarily consist of funds held in general checking accounts, money market accounts, and U.S. agency securities.
Restricted Cash
Restricted cash on our consolidated balance sheets consists of royalties payable to third-party licensors through certain Via LA-administered patent pools. Restricted cash also consists of cash contributed by Dolby and third-party licensors to Via LA, our subsidiary, that may only be used for licensor enforcement actions or licensee compliance activities related to certain Via LA-administered patent pools, as well as to disperse costs associated with any audit of Via LA for the Wideband Code Division Multiple Access (W-CDMA) patent pool.
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
Equity Securities
Equity securities for which we possess the ability to exercise significant influence, but not control, over operating and financing decisions are accounted for under the equity method. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the investee's net earnings or losses. We record dividends or other equity distributions as reductions in the carrying value of the investment. Our share of the equity method investee's net income or loss is included in other income/(expense), net in the consolidated statements of operations, and was $5.1 million, $5.0 million, and $4.7 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Our equity method investment is included within long-term investments in our consolidated balance sheets.
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
Equipment Provided Under Operating Leases.  In arrangements that we assess as operating leases, we recognize our equipment installed at third-party sites as PP&E and depreciate the asset on a straight-line basis.
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
Goodwill, Intangible Assets, and Long-Lived Assets
We perform an assessment of goodwill for potential impairment annually during our third fiscal quarter or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For our annual goodwill test as of the fiscal quarter ended June 30, 2023, a qualitative assessment was performed and we concluded that it was more likely than not that its fair value was in excess of its carrying amount. Accordingly, no quantitative assessment was performed and no impairment was recorded. We did not incur any goodwill impairment losses in any of the periods presented.
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

We review long-lived assets, including intangible assets, for impairment whenever events or a change in circumstances indicate an asset or asset group’s carrying value may not be recoverable. Recoverability of an asset or asset group is measured by comparing its carrying amount to the total future undiscounted cash flows that it is expected to generate. If it is determined that an asset or asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount exceeds its estimated fair value.
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
Advertising and Promotional Costs
Advertising and promotional costs are charged primarily to S&M expense as incurred. Our advertising and promotional costs were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Advertising and promotional costs	$59,821	$51,422	$52,253
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

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Foreign currency transaction gains/(losses)	$536	$(1,283)	$(749)

Non-designated Hedges.  In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts exclusively to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income/(expense), net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 29, 2023 and September 30, 2022, the outstanding derivative instruments had maturities of equal to or less than 31 days, respectively, and the total notional amounts of outstanding contracts were $61.7 million and $56.6 million, respectively. The fair values of these contracts are included within prepaid expenses and other current assets and within accrued liabilities in our consolidated balance sheets.
Cash Flow Hedges. We also enter into forward currency contracts exclusively designated as cash flow hedges, which have a maturity of thirteen months or less, to reduce the impact of currency volatility on U.S. dollar operating expenses. As of September 29, 2023 and September 30, 2022, the outstanding derivative instruments had maturities of equal to or less than 12 months, and the total notional amounts of outstanding contracts were $73.1 million and $74.1 million, respectively. The gains and losses from the effective portions of cash flow hedges are recorded at fair value as a component of AOCI, until the hedged item is subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings, with the corresponding hedged item. Amounts reclassified are recorded to the same line item in the consolidated statements of operations as the impact of the hedge transaction, concurrently with the hedged costs.
The pre-tax gain attributed to the effective portion of cash flow hedges recognized in AOCI was $4.9 million in fiscal 2023. The pre-tax loss attributed to the effective portion of cash flow hedges recognized in AOCI was $2.6 million in fiscal 2022. The pre-tax effective portion of the losses reclassified to the consolidated statements of operations was $0.7 million and $2.1 million in fiscal 2023 and fiscal 2022, respectively.
Income Taxes
We use the asset and liability method, under which deferred income tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax bases of assets and liabilities, and NOL carryforwards are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is additionally dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment, and we record a valuation allowance to reduce our deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
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
Adopted Standards
Business Combinations.     In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by an acquirer in accordance with ASC 606, Revenue from Contracts with Customers. This standard is effective for Dolby beginning September 30, 2023 on a prospective basis, but early adoption is permitted. We early adopted this ASU in conjunction with the acquisition of MPEG LA by Via Corp (as defined below), and with that adoption, we recognized $38.1 million in deferred revenue. Refer to Note 15 "Business Combinations" for a description of the recent business combination involving Via LA. There were no other business combinations entered into during fiscal 2023.

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
•Product Sales. We design and provide audio and imaging products for the cinema, television, broadcast, and entertainment industries.
•Services.   We provide various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training, mixing room alignment, equalization, as well as audio, color and light image calibration. We also offer solutions to companies building real-time digital experiences that increase audience engagement. Our solution provides the capability to stream high quality audiovisual content in ultra-low latency which reduces the delay between the action and the viewer.
•PCS. We provide PCS for products sold and for equipment leased, and we support the implementation of our licensing technologies in our licensees’ products.
•Equipment Leases. We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences by leasing equipment and licensing our IP.
•Licensing Administration Fees. We generate administrative fees for managing patent pools on behalf of third party patent owners through our subsidiary, Via LA. See Note 15 "Business Combinations" for a description of the recent business combination involving Via LA.
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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements within the following two quarters. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the first quarter of fiscal 2023, we recorded a favorable adjustment of approximately $10 million, which was primarily related to shipments that occurred in our fourth quarter of fiscal 2022 (July through September) and largely based on actual royalty statements received from licensees. In the second quarter of fiscal

2023, we recorded a favorable adjustment of $1 million, and in the third and fourth quarter of fiscal 2023, we recorded a favorable adjustment of $1 million and $5 million, respectively, each primarily related to shipments that occurred in the prior two quarters, and largely based on actual royalty statements received from licensees.
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

Licensing Administration Fee. We generate administrative fees for managing patent pools on behalf of third party patent owners through our subsidiary, Via LA. As an agent to licensors in the patent pool, Via LA receives a share of the sales-based royalty that the patent pool licensors earn from licensees. As such, we apply the sales-based royalty exception as the service provided is directly related to the patent pool licensors’ provision of IP, which results in recognition based on estimates of the licensee’s quarter shipments that use the pool’s patents. In addition to sales-based royalties, Via LA also has contracts where the fees are fixed. The revenue share Via LA receives from licensors on fixed fee contracts is recognized over the term in which we are providing services associated with the fixed fee contract. We recognize our administrative fees net of the consideration paid to the patent licensors in the pool as licensing revenue. See Note 15 "Business Combinations" to our consolidated financial statements for a description of the recent business combination involving Via LA.
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. On September 29, 2023, we had $71.3 million of remaining performance obligations, 44% of which we expect to recognize as revenue in fiscal 2024, 21% in fiscal 2025, and the balance of 35% in fiscal years beyond 2025.
F. Disaggregation of Revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Year Ended
Revenue	September 29, 2023		September 30, 2022		September 24, 2021
Licensing	$1,197,930	92%	$1,164,533	93%	$1,214,147	95%
Products and services	101,814	8%	89,260	7%	67,109	5%
Total revenue	$1,299,744	100%	$1,253,793	100%	$1,281,256	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Year Ended
Market	September 29, 2023		September 30, 2022		September 24, 2021
Broadcast	$451,719	38%	$433,992	37%	$475,648	39%
Mobile	243,897	20%	238,735	21%	261,232	22%
CE	170,197	14%	186,285	16%	181,944	15%
PC	124,362	10%	151,079	13%	141,919	12%
Other	207,755	18%	154,442	13%	153,404	12%
Total licensing revenue	$1,197,930	100%	$1,164,533	100%	$1,214,147	100%
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

	Fiscal Year Ended
Geographic Location	September 29, 2023		September 30, 2022		September 24, 2021
United States	$466,030	36%	$468,246	37%	$419,901	33%
International	833,714	64%	785,547	63%	861,355	67%
Total revenue	$1,299,744	100%	$1,253,793	100%	$1,281,256	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance and deferred revenue that is typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In fiscal 2023, we recognized $18.3 million from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	September 29, 2023	September 30, 2022	Change ($)	Change (%)
Accounts receivable, net	$262,245	$243,593	$18,652	8%
Contract assets, net	182,130	176,093	6,037	3%
Contract liabilities - current	31,505	18,588	12,917	69%
Contract liabilities - non-current	39,997	23,203	16,794	72%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of September 29, 2023 and September 30, 2022 (in thousands).
Accounts Receivable and Contract Assets

	September 29, 2023	September 30, 2022
Trade accounts receivable	$137,820	$162,531
Accounts receivable from patent administration program licensees	134,108	92,896
Contract assets	182,268	176,218
Accounts receivable and contract assets, gross	454,196	431,645
Less: allowance for credit losses on accounts receivable and contract assets	(9,821)	(11,959)
Total accounts receivable and contract assets, net	$444,375	$419,686
Accounts receivable as of September 29, 2023 and September 30, 2022, respectively, includes unbilled accounts receivable balances of $150.4 million and $106.9 million, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via LA's unconditional right to consideration related to its patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to S&M and G&A	Additions/(Deductions)	Ending Balance
For fiscal year ended:
September 24, 2021	$15,908	$(2,889)	$(4,067)	$8,952
September 30, 2022	8,952	5,460	(7)	14,405
September 29, 2023	14,405	(793)	(2,643)	10,969
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of September 29, 2023 and as of September 30, 2022.
Inventories

	September 29, 2023	September 30, 2022
Raw materials	$6,203	$10,026
Work in process	3,972	4,955
Finished goods	25,448	8,568
Total inventories	$35,623	$23,549
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $8.1 million and $2.8 million of inventory within non-current assets as of September 29, 2023 and September 30, 2022, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.

Prepaid Expenses and Other Current Assets

	September 29, 2023	September 30, 2022
Prepaid expenses	$24,435	$26,851
Other current assets	26,257	23,224
Total prepaid expenses and other current assets	$50,692	$50,075
Accrued Liabilities

	September 29, 2023	September 30, 2022
Amounts payable to patent administration program partners	$150,509	$63,106
Accrued compensation and benefits	118,728	84,111
Accrued professional fees	18,632	13,057
Unpaid property, plant, and equipment additions	18,002	15,428
Accrued customer refunds	3,878	3,674
Accrued market development funds	5,010	7,206
Other accrued liabilities	36,640	43,655
Total accrued liabilities	$351,399	$230,237
Other Non-Current Liabilities

	September 29, 2023	September 30, 2022
Supplemental retirement plan obligations	$4,302	$4,127
Non-current tax liabilities (1)	74,482	83,758
Other liabilities	29,555	12,237
Total other non-current liabilities	$108,339	$100,122
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
Our investments in debt securities consist of corporate bonds, government bonds, municipal debt securities, U.S. agency securities, commercial paper, and certificates of deposit. In addition, our cash and cash equivalents also consist of highly-liquid money market funds and U.S. agency securities. Consistent with our investment policy, none of our municipal debt investments are supported by letters of credit or standby purchase agreements. Our cash and investment portfolio consisted of the following (in thousands):

	September 29, 2023
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$602,288	$—	$—	$602,288	$602,288	$—	$—
Cash equivalents:
Commercial paper	1,514	—	—	1,514	—	1,514	—
Money market funds	139,831	—	—	139,831	139,831	—	—
Government Bonds	1,731	—	—	1,731	1,731	—	—
Cash and cash equivalents	745,364	—	—	745,364	743,850	1,514	—

Short-term investments:
Certificate of deposit	530	—	—	530	—	530	—
U.S. agency securities	5,956	1	(7)	5,950	—	5,950	—
Government bonds	50,220	3	(384)	49,839	46,246	3,593	—
Commercial paper	5,843	—	(3)	5,840	—	5,840	—
Corporate bonds	61,803	—	(431)	61,372	—	61,372	—
Municipal debt securities	15,801	—	(184)	15,617	—	15,617	—
Short-term investments	140,153	4	(1,009)	139,148	46,246	92,902	—

Long-term investments:
Government bonds	33,227	—	(1,046)	32,181	32,181	—	—
Corporate bonds	39,057	6	(589)	38,474	—	38,474	—
Municipal debt securities	16,137	—	(224)	15,913	—	15,913	—
Other investments (1)	11,244	—	—	11,244	—	—	—
Long-term investments	99,665	6	(1,859)	97,812	32,181	54,387	—

Total cash, cash equivalents, and investments	$985,182	$10	$(2,868)	$982,324	$822,277	$148,803	$—

Investments held in supplemental retirement plan:
Assets	$4,400	$—	$—	$4,400	$4,400	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,400	$—	$—	$4,400	$4,400	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$144	$—	$144	$—	$144	$—
Assets: included in other non-current assets	—	2	—	2	—	2	—
Liabilities: Included in other accrued liabilities	—	—	(618)	(618)	—	(618)	—
Liabilities: Included in other non-current liabilities	—	—	(24)	(24)	—	(24)	—
(1)Other investments as of September 29, 2023 is primarily comprised of an equity method investment of $5.9 million and an equity security without a readily determinable fair value, valued at $5.0 million.

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
The following table describes the valuation techniques and inputs applicable to each class of security held within our investment portfolio as of September 29, 2023:

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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for greater than twelve months as of September 29, 2023 and September 30, 2022 (in thousands):

	September 29, 2023				September 30, 2022
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Certificate of deposit	$—	$—	$—	$—	$10,352	$(47)	$—	$—
U.S. agency securities	853	(7)	—	—	13,144	(5)	1,395	(55)
Government bonds	26,756	(247)	40,235	(1,183)	89,741	(2,593)	8,566	(332)
Commercial paper	5,840	(3)	—	—	5,770	(15)	—	—
Corporate bonds	79,846	(461)	14,634	(558)	81,044	(1,523)	18,306	(561)
Municipal debt securities	23,365	(203)	8,166	(206)	40,119	(712)	3,336	(156)
Total	$136,660	$(921)	$63,035	$(1,947)	$240,170	$(4,895)	$31,603	$(1,104)
Although we had certain securities that were in an unrealized loss position as of September 29, 2023 and September 30, 2022, we expect to recover the full carrying value of these securities.

Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of September 29, 2023 and September 30, 2022, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

	September 29, 2023		September 30, 2022
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$283,229	$282,225	$336,291	$334,537
Due in 1 to 2 years	67,679	66,075	53,721	51,332
Due in 2 to 5 years	20,743	20,493	42,122	40,280
Total	$371,651	$368,793	$432,134	$426,149

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Depreciation expense was $54.0 million, $59.5 million, and $66.4 million in fiscal 2023, 2022, and 2021, respectively.
As of September 29, 2023 and September 30, 2022, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	September 29, 2023	September 30, 2022
Land	$41,902	$41,774
Buildings and building improvements	287,799	287,544
Leasehold improvements	79,988	86,793
Machinery and equipment	152,675	136,995
Computer equipment and software	233,224	232,108
Furniture and fixtures	32,629	33,797
Equipment provided under operating leases	211,910	229,177
Construction-in-progress	18,327	23,037
Property, plant, and equipment, gross	1,058,454	1,071,225
Less: accumulated depreciation	(576,873)	(557,744)
Property, plant, and equipment, net	$481,581	$513,481

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

The components of lease expense were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Lease cost
Operating lease cost	$14,860	$17,260	$19,261
Variable lease cost	1,424	1,560	755
Total lease cost	$16,284	$18,820	$20,016
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$16,589	$16,957	$19,173
Right-of-use assets obtained in exchange for operating lease obligations	16,259	1,737	5,225
Supplemental balance sheet information related to leases was as follows:

	September 29, 2023	September 30, 2022
Operating Leases
Weighted-average remaining lease term	5.3 years	5.5 years
Weighted-average discount rate	4.6%	3.2%
The following table presents the maturity analysis of lease liabilities (in thousands):

September 29, 2023
Operating Leases
Fiscal 2024	$17,547
Fiscal 2025	12,700
Fiscal 2026	7,413
Fiscal 2027	5,912
Fiscal 2028	5,669
Thereafter	11,020
Total undiscounted lease payments	60,261
Less: imputed interest	(9,613)
Total lease liabilities	$50,648

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
Assets provided under an operating lease are carried at cost within property, plant, and equipment, net on the consolidated balance sheets, and depreciated over the useful life of the asset using the straight-line method. Fixed operating lease payments are recognized on a straight-line basis over the lease term to revenue. Variable lease payments received under our Dolby Cinema operating leases are computed as shares of lessees' box office revenue and recognized to revenue in the period that box office sales occur. Lease incentive payments we make to lessees are amortized as a reduction in revenue over the lease term. The components of lease income were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Operating Lease Income
Variable operating lease income	$33,921	$31,514	$9,511
Fixed operating lease income	$3,253	$2,953	$4,203
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $1.0 million and $1.1 million as of September 29, 2023 and September 30, 2022, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. We recognized $2.3 million to revenue and $0.4 million to cost of revenue associated with sales-type leases in fiscal 2023. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.
The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	September 29, 2023
	Operating Leases	Sales-Type Leases
Fiscal 2024	$1,090	$795
Fiscal 2025	1,109	795
Fiscal 2026	932	395
Total undiscounted cash flows	$3,131	1,985
Less: Carrying value of lease receivables		(563)
Difference		$1,422

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance as of September 24, 2021	$340,694
Acquired goodwill (1)	31,695
Translation adjustments	(7,185)
Measurement period adjustments	(57)
Balance as of September 30, 2022	$365,147
Acquired goodwill (1)	36,344
Translation adjustments	2,683
Measurement period adjustments	4,235
Balance as of September 29, 2023	$408,409
(1)     Refer to Note 15 "Business Combinations" for additional information related to our acquired goodwill, including the correction of an immaterial error impacting goodwill and amounts payable to patent administrative program partners.
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, customer relationships and contracts, and trademarks. Intangible assets subject to amortization consisted of the following (in thousands):

	September 29, 2023			September 30, 2022
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$350,406	$(270,750)	$79,656	$355,622	$(253,080)	$102,542
Customer relationships	148,794	(61,049)	87,745	66,142	(56,572)	9,570
Other intangible assets	22,781	(22,755)	26	22,973	(22,820)	153
Total	$521,981	$(354,554)	$167,427	$444,737	$(332,472)	$112,265

During fiscal 2023 and fiscal 2022, we acquired $86.0 million and $8.7 million of identifiable intangible assets in connection with the acquisition of MPEG LA and Millicast, Inc. ("Millicast"), respectively. Refer to Note 15 "Business Combinations" for additional information. During fiscal 2022, we purchased various patents for purchase consideration of $11.5 million, and upon acquisition, these intangible assets had a weighted-average useful life of 16 years. These intangible assets facilitate our R&D efforts, technologies, and potential product offerings.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Amortization expense was $28.6 million, $29.0 million, and $29.5 million in fiscal 2023, 2022 and 2021, respectively. As of September 29, 2023, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
2024	$30,130
2025	15,812
2026	15,293
2027	14,773
2028	14,614
Thereafter	76,805
Total	$167,427

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of September 29, 2023, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of September 29, 2023, we had 59,673,633 shares of Class A common stock and 36,085,779 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
Stock Incentive Plans
Our 2020 Stock Plan originally was adopted by our Board of Directors and shareholders in 2005 (when the 2020 Stock Plan was called the 2005 Stock Plan). Our stockholders last approved amendments to the 2020 Stock Plan at our 2023 annual meeting of stockholders. Our 2020 Stock Plan, as amended and restated, provides for the ability to grant incentive stock options, non-qualified stock options, restricted stock, RSUs, stock appreciation rights, deferred stock units, performance units, performance bonus awards, and performance shares. A total of 64.0 million shares of our Class A common stock have been authorized for issuance under the 2020 Stock Plan since inception of the plan. Any shares subject to an award with a per share price less than the fair market value of our Class A common stock on the date of grant and any shares subject to an outstanding RSU award will be counted against the authorized share reserve as 1.6 shares for every one share subject to the award, and if returned to the 2020 Stock Plan, such shares will be counted as 1.6 shares for every one share returned.
Stock Options.    Stock options are granted at fair market value on the date of grant. Options generally vest over four years, with 25% of the options becoming exercisable on the one-year anniversary of the date of grant and the balance of the shares vesting in equal monthly installments over the following 36 months. These options expire on the earlier of ten years after the date of grant or three months after termination of service. All options granted vest over the requisite service period and upon the exercise of stock options, we issue new shares of Class A common stock under the 2020 Stock Plan. Our 2020 Stock Plan also allows us to grant stock awards which vest based on the satisfaction of specific performance criteria.
Performance-Based Stock Options.    From fiscal 2016 through fiscal 2019, we granted PSOs to certain officers with shares of our Class A common stock underlying such options. The contractual term for the PSOs was seven years, with vesting contingent upon market-based performance conditions, representing the achievement of specified

Dolby annualized TSR targets at the end of a three-year measurement period following the date of grant. Anywhere from 0% to 125% of the shares subject to a PSO vested based on achievement of the performance conditions at the end of the three-year performance period.
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
The following table summarizes information about PSOs granted to our officers that have vested during the periods presented:

Grant Date	Aggregate Shares Granted at Target Award	Aggregate Shares Exercisable at Vest Date (1)	Percentage Vested of Target Award	Vested Date
December 15, 2018	241,100	158,700	75%	December 2021
(1)Aggregate shares exercisable at vest date does not include any shares that were cancelled before the vest date after they were granted.
As of September 29, 2023, an aggregate of 249,228 shares of PSOs were exercisable and outstanding.
The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding as of September 30, 2022	4,059	$62.59
Grants	326	71.07
Exercises	(657)	47.26
Forfeitures and cancellations	(8)	53.19
Options outstanding as of September 29, 2023	3,720	66.13	5.25	$55,930
Options vested and expected to vest as of September 29, 2023	3,587	65.97	5.19	55,579
Options exercisable as of September 29, 2023	2,938	62.95	4.49	52,361
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on September 29, 2023 of $79.26 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    In fiscal 2008, we began granting RSUs to certain directors, officers and employees. RSU awards granted to employees and officers generally vest over four years, with cliff-vesting. Awards granted to ongoing non-employee directors generally vest over approximately one year. Awards granted to new non-employee directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the adjusted fair market value of our Class A common stock on the date of grant, discounted to account for dividend payments forgone during the vesting period, and is recognized on a straight-line basis over the requisite service period. Certain grants may have other vesting conditions or other award terms as approved by the Compensation Committee of our Board of Directors. Our 2020 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria.
Performance-Based Restricted Stock Units.    In fiscal 2020, we began granting PSUs to certain officers with shares of our Class A common stock underlying such awards. The terms of the PSU Agreement adopted in the first quarter fiscal 2020 provide for the grant of PSUs to certain officers contingent on Dolby's achievement of annualized TSR targets measured against a comparator index over a three-year performance period following the date of grant. Anywhere from 0% to 200% of eligible restricted stock units may vest based on achievement of the performance conditions at the end of the three-year performance period. The value of the PSUs, which is recognized as compensation cost, is calculated using a Monte Carlo valuation model. Compensation cost is being amortized on a straight-line basis over the requisite service period. Certain grants may have other vesting conditions or other award terms as approved by the Compensation Committee of our Board of Directors.
The following table summarizes information on PSUs granted to our officers that have not vested as of September 29, 2023:

	Aggregate Shares Granted	Potential Shares at Vest Date (at 200% of Target
December 15, 2020	66,138	132,276
December 15, 2021	60,301	120,602
December 15, 2022	90,613	181,226
On December 16, 2019, we granted PSUs vesting for an aggregate of 62,000 shares at the target award amount, which vested at 81% of the target award amount. As of September 29, 2023, PSUs which would vest for an aggregate of 204,709 shares at the target award amount (409,418 shares at 200% of the target award amount) were outstanding.
The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of September 30, 2022	3,502	$83.09
Granted	1,718	69.74
Vested	(1,252)	78.74
Forfeitures	(221)	79.62
Non-vested as of September 29, 2023	3,747	$78.62
The fair value as of the respective vesting dates of RSUs were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Restricted stock units - vest date fair value	$92,843	$106,919	$101,108
Employee Stock Purchase Plan.    Our ESPP originally was adopted by our Board of Directors and shareholders in 2005. Our stockholders last approved amendments to the ESPP at our 2023 annual meeting of stockholders. The ESPP allows eligible employees to have up to 10 percent of their eligible compensation withheld and used to purchase Class A common stock, subject to a maximum of $25,000 worth of stock purchased in a calendar year or no more than 1,000 shares in an offering period, whichever is less. An offering period consists of successive six-month purchase periods, with a look back feature to our stock price at the commencement of a one-year offering period. The plan provides for a discount equal to 15 percent of the lower of the closing price of our Class A common stock on the NYSE on the first day of the offering period and the last day of the purchase period. The plan also includes an automatic reset feature that provides for an offering period to be reset and recommenced to a new lower-priced offering if the offering price of a new offering period is less than that of the immediately preceding offering period. A total of 5.5 million shares of our Class A common stock have been authorized for issuance under the ESPP since inception of the plan.
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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Expected term (in years)	4.82	4.78	4.88
Risk-free interest rate	3.6%	1.5%	0.8%
Expected stock price volatility	29.4%	28.8%	27.9%
Dividend yield	1.6%	1.1%	1.0%
The following table summarizes the weighted-average fair value (per share) of stock options granted and the total intrinsic value of stock options exercised (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Stock options granted - weighted-average grant date fair value	$19.15	$21.17	$20.93
Stock options exercised - intrinsic value	22,736	22,885	102,812
Stock-Based Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures, which reduce the expense recorded in the consolidated statements of operations. The selection of applicable estimated forfeiture rates is based on an evaluation of trends in our historical forfeiture data with consideration for other potential driving factors. If in subsequent periods actual forfeitures significantly differ from our initial estimates, we will revise such estimates accordingly. The estimated annual forfeiture rates used for awards granted were 8.62%, 8.63%, and 8.85% in fiscal 2023, 2022, and 2021, respectively.
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Compensation expense
Stock options	$8,486	$10,244	$13,724
Restricted stock units (1) (2)	105,915	98,433	80,705
Employee stock purchase plan	4,085	6,248	5,269
Total stock-based compensation	118,486	114,925	99,698
Estimated benefit from income taxes	(17,844)	(17,581)	(15,790)
Total stock-based compensation, net of tax	$100,642	$97,344	$83,908

(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $1.2 million and $0.7 million of capitalized stock-based compensation related to internal use software in fiscal 2023 and fiscal 2022, respectively.
Expense - By Income Statement Line Item Classification

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Compensation expense
Cost of products and services	$1,697	$1,819	$2,033
Research and development	39,472	37,061	29,733
Sales and marketing	40,038	41,326	36,432
General and administrative	37,279	34,719	31,500
Total stock-based compensation	118,486	114,925	99,698
Estimated benefit from income taxes	(17,844)	(17,581)	(15,790)
Total stock-based compensation, net of tax	$100,642	$97,344	$83,908
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in fiscal 2023 and fiscal 2022, and was $1.2 million in fiscal 2021.
Unrecognized Compensation Expense.    As of September 29, 2023, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $11.4 million, which is expected to be recognized over a weighted-average period of 2.4 years. As of September 29, 2023, total unrecognized compensation expense associated with RSUs expected to vest was approximately $188.9 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 29, 2023 (in thousands):

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
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of September 29, 2023, the remaining authorization to purchase additional shares was $211.6 million.

The following table provides information regarding share repurchase activity under the program during fiscal 2023:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 30, 2022	680,861	$49,412	$72.57
Q2 - Quarter ended March 31, 2023	631,046	49,864	79.02
Q3 - Quarter ended June 30, 2023	294,793	25,000	84.81
Q4 - Quarter ended September 29, 2023	285,499	25,000	87.57
Total	1,892,199	$149,276
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2023:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 30, 2022	February 2, 2023	February 14, 2023	February 22, 2023	$0.27	$25.9 million
Q2 - Quarter ended March 31, 2023	May 4, 2023	May 16, 2023	May 23, 2023	$0.27	$25.8 million
Q3 - Quarter ended June 30, 2023	August 3, 2023	August 14, 2023	August 22, 2023	$0.27	$25.8 million
Q4 - Quarter ended September 29, 2023	November 16, 2023	November 28, 2023	December 5, 2023	$0.30	$28.7 million	(1)
(1)The dividend payment amount for the dividend declared in the fourth quarter of fiscal 2023 is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Year Ended				Fiscal Year Ended
	September 29, 2023				September 30, 2022
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(5,986)	$(4,483)	$(41,172)	$(51,641)	$220	$(122)	$(10,128)	$(10,030)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	3,313	4,869	—	8,182	(6,783)	(2,588)	—	(9,371)
Foreign currency translation gains/(losses) (1)	—	—	7,170	7,170	—	—	(30,799)	(30,799)
Income tax effect - benefit/(expense)	—	—	73	73	52	(8)	(245)	(201)
Net of tax	3,313	4,869	7,243	15,425	(6,731)	(2,596)	(31,044)	(40,371)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	(239)	(668)	—	(907)	527	(2,097)	—	(1,570)
Income tax effect - benefit/(expense) (3)	54	85	—	139	(2)	332	—	330
Net of tax	(185)	(583)	—	(768)	525	(1,765)	—	(1,240)
Net current-period other comprehensive income/(loss)	3,128	4,286	7,243	14,657	(6,206)	(4,361)	(31,044)	(41,611)
Ending Balance	$(2,858)	$(197)	$(33,929)	$(36,984)	$(5,986)	$(4,483)	$(41,172)	$(51,641)
(1)The foreign currency translation gains during fiscal 2023 were primarily due to the strengthening of other foreign currencies as compared to the U.S. dollar. The foreign currency translation losses during fiscal 2022 were primarily due to the strengthening of the U.S. dollar as compared to other foreign currencies.
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

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$200,656	$184,087	$310,227

Denominator:
Weighted-average shares outstanding—basic	95,771	99,990	101,190
Potential common shares from options to purchase common stock	763	958	1,994
Potential common shares from restricted stock units	1,139	912	1,376
Potential common shares from employee stock purchase plan	60	123	62
Weighted-average shares outstanding—diluted	97,733	101,983	104,622

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$2.10	$1.84	$3.07
Diluted	$2.05	$1.81	$2.97

Antidilutive awards excluded from calculation:
Stock options	930	587	235
Restricted stock units	7	1,158	48
Employee stock purchase plan	2	—	2

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
Income Tax Provision
The following two tables present the components of our income before provision for income taxes by geographic region and the portion of our provision for income taxes classified as current and deferred (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
United States	$44,136	$33,318	$104,741
Foreign	205,917	181,961	249,771
Total income before income taxes	$250,053	$215,279	$354,512

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Current:
Federal	$(1,053)	$2,008	$7,216
State	1,023	553	953
Foreign	66,776	58,285	65,568
Total current	66,746	60,846	73,737

Deferred:
Federal	(16,949)	(29,990)	(36,035)
State	(356)	8	(63)
Foreign	(1,032)	517	(950)
Total deferred	(18,337)	(29,465)	(37,048)
Provision for income taxes	$48,409	$31,381	$36,689

Repatriation of Undistributed Foreign Earnings
As a result of the Tax Act, foreign accumulated earnings that were subject to the mandatory Transition Tax as of December 31, 2017, can be repatriated to the U.S. without incurring further U.S. federal tax. The Tax Act changed to a modified territorial tax system through the provision of a 100% dividend received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, we have reevaluated our historical assertion and determined that we no longer consider a vast majority of these earnings to be indefinitely reinvested. During fiscal 2023, we repatriated $150 million of foreign subsidiary earnings which were exempt from foreign withholding tax. As of September 29, 2023, the total undistributed earnings of our foreign subsidiaries were approximately $224 million. The unrecognized deferred tax liability on the portion of the undistributed earnings considered indefinitely reinvested is not material.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022
Deferred income tax assets:
Investments	$5,864	$1,339
Inventories	5,003	6,851
Net operating loss	292	2,507
Accrued expenses	16,945	11,536
Stock-based compensation	17,833	17,295
Revenue recognition	4,563	4,275
Depreciation and amortization (1)	130,818	105,114
Lease liability	13,911	10,589
Research and development credits	40,633	40,149
Foreign tax credits	15,684	21,244
Deemed repatriated earnings tax benefit	10,724	10,724
Other	5,075	5,657
Total gross deferred income tax assets	267,345	237,280
Less: valuation allowance	(50,687)	(41,087)
Total deferred income tax assets	216,658	196,193

Deferred income tax liabilities:
Right of use asset	(14,319)	(10,046)
Intangible assets	(479)	(2,579)
Deferred income tax assets, net	$201,860	$183,568
(1)Provisions enacted in the Tax Act related to the capitalization for tax purposes of research and development expenditures became effective on October 1,
2022. These provisions require us to capitalize research and development expenditures and amortize them on our U.S. tax return over five or fifteen years, depending on where research is conducted.
Net Operating Losses and Tax Credit Carryforwards
As of September 29, 2023, the NOL carryforwards for U.S. federal and California were $1.7 million and $4.6 million, respectively, and will start to expire in fiscal 2034 and 2029, respectively. As of September 29, 2023, we had foreign tax credit and federal R&D tax credit carryforwards of $6.3 million and $18.3 million, respectively, which will start to expire in fiscal 2029 and fiscal 2035, respectively. We had California R&D tax credits of $44.3 million, which will carry forward indefinitely, and foreign R&D tax credits of $5.1 million, which will start to expire in fiscal 2028.
Valuation Allowance
As of September 29, 2023, a $34.9 million valuation allowance was recorded against California deferred tax assets, a $7.5 million valuation allowance was recorded against federal tax credit deferred tax assets, and a $8.3 million valuation allowance was recorded against foreign deferred tax assets for which ultimate realization of its future benefits is uncertain.

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

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal effect	0.3	0.2	0.2
Stock-based compensation	1.2	(0.1)	(5.1)
Research and development tax credits	(2.7)	(5.0)	(2.6)
Foreign-derived intangible income deduction	(2.3)	(2.3)	(2.2)
U.S. tax on foreign entities	1.3	1.8	0.8
Foreign rate differential	(1.9)	(4.5)	(3.4)
Increase (decrease) unrecognized tax benefit	1.9	2.8	2.0
Other	0.6	0.7	(0.4)
Effective tax rate	19.4%	14.6%	10.3%
Our effective tax rate was 19.4% in fiscal 2023, compared with our federal statutory rate of 21.0%, and with our effective tax rate in fiscal 2022 of 14.6%. The increase in our effective tax rate was primarily due to lower tax benefits related to settlement of stock-based awards and reduced benefit from less research and development tax credits.
Our effective tax rate was 14.6% in fiscal 2022, compared with our effective tax rate in fiscal 2021 of 10.3%. The increase in our effective tax rate was primarily due to a shift in the mix of earnings to jurisdictions with higher tax rates and lower tax benefits related to settlement of stock-based awards partially offset by benefit from additional research and development tax credits.
Uncertain Tax Positions
As of September 29, 2023, the total amount of gross unrecognized tax benefits was $76.3 million, of which $47.2 million, if recognized, would reduce our effective tax rate. Our liability increased from fiscal 2022 primarily due to additional accruals in fiscal 2023. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets. Over the next twelve months, we estimate that this amount could be reduced by $4.8 million as a result of the expiration of certain statutes of limitations. Aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Beginning Balance	$69,682	$66,106	$60,691
Gross increases - tax positions taken during prior years	219	822	220
Gross decreases - tax positions taken during prior years	(1,143)	(178)	(247)
Gross increases - tax positions taken during current year	7,546	7,784	6,979
Gross decreases - settlements with tax authorities during current year	—	—	(875)
Lapse of statute of limitations	—	(4,852)	(662)
Ending Balance	$76,304	$69,682	$66,106

Classification of Interest and Penalties
We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. In fiscal year 2023, our current tax provision was increased by interest expense of $3.5 million, while in fiscal year 2022, our current tax provision was increased by interest expense of $1.7 million. Accrued interest and penalties are included within the related tax liability line item in our consolidated balance sheets. Our accrued interest and penalties on unrecognized tax benefits as of September 29, 2023 and September 30, 2022 were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022
Accrued interest	$10,254	$6,748
Accrued penalties	172	119
Total	$10,426	$6,867
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. We file income tax returns in the U.S. federal, states, and foreign jurisdictions. Our major tax jurisdictions are the U.S. federal, California, New York, and Ireland.
Our operations in certain jurisdictions remain subject to examination for fiscal 2015 to 2022, some of which are currently under audit or review. The resolution of each of these audits is not expected to be material to our consolidated financial statements. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If resolution of any tax issues addressed in our current audits are inconsistent with management’s expectations, we may be required to adjust our tax provision for income taxes in the period such resolution occurs.
The final U.S. foreign tax credit regulations, issued January 4, 2022, introduced significant changes to foreign tax credit utilization. However, a one year relief delayed the effective date of the final U.S. foreign tax credit regulations until our fiscal 2024. These provisions are expected to have a material adverse effect on our fiscal 2024 and future tax provisions unless postponed or modified.

13. Restructuring
Restructuring charges recorded in our consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2023 Restructuring Events.
In September 2023, we initiated a restructuring plan with the purpose of focusing our resources on our highest strategic priorities. We recorded expense of $13.4 million in severance and other related benefits offered to approximately 160 impacted employees. In conjunction with focusing our resources on our top strategic priorities, we recorded an impairment loss of $16.9 million related primarily to internally developed software for projects we are no longer pursuing. Cash payment of the severance and other termination benefits is expected to be completed by the second half of fiscal 2024.
In June 2023, we implemented a focused restructuring plan, primarily consisting of workforce reductions and facility consolidations to improve execution in alignment with our strategy and to reduce our cost structure through improved utilization of our global infrastructure. As a result of these events, we recorded expense of $10.9 million in severance and other related benefits offered to approximately 130 impacted employees, and we recorded expense of $6.9 million related to a facility consolidation in New York, NY. Actions related to this plan are expected to be completed by the second half of fiscal 2024. The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 24, 2021	$163	$4	$167
Restructuring charges	8,874	1,749	10,623
Cash payments and adjustments	(3,256)	(1,753)	(5,009)
Balance at September 30, 2022	$5,781	$—	$5,781
Restructuring charges	23,943	23,118	47,061
Cash payments and adjustments	(9,372)	(16,225)	(25,597)
Non-cash adjustment for leased facility exit costs	—	(6,893)	(6,893)
Balance at September 29, 2023	$20,352	$—	$20,352
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

14. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of September 29, 2023 (in thousands):

	Payments Due By Fiscal Period
	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Thereafter	Total
Naming rights	$12,794	$13,126	$13,472	$8,534	$8,642	$35,674	$92,242
Purchase obligations	29,934	3,816	851	—	—	—	34,601
Donation commitments	1,718	116	116	86	86	332	2,454
Total	$44,446	$17,058	$14,439	$8,620	$8,728	$36,006	$129,297
Naming Rights.    We are party to agreements for naming rights of certain facilities, most significantly for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of this agreement is 20 years, over which we will make payments on a semi-annual basis until fiscal 2032. Our ongoing annual payment obligations are conditioned in part on the Academy Awards being held and broadcast from the Dolby Theatre. Our payment obligations may be suspended or reduced in certain circumstances, including the protracted closure of the Dolby Theatre. We also hold the naming rights to Dolby Live at the Park MGM in Las Vegas, Nevada. Dolby Live is a fully integrated performance venue offering live concerts in Dolby Atmos.
Purchase Obligations.    Purchase obligations primarily consist of our commitments made under agreements to purchase goods and services related to Dolby Cinema and for purposes that include information technology and telecommunications, marketing and professional services, and other R&D activities. Also included in purchase obligations are non-cancelable commitments to contract manufacturers, including potentially variable obligations related to inventory based on demand forecasts we provide to the contract manufacturers.
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

15. Business Combinations
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

Amount
Cash	$135,739
Noncontrolling interest in Via LA (24.8 million common equity units)	24,815
Total amount paid to sellers	$160,554
Less: amount deemed post-acquisition expense	(2,174)
Total consideration paid to sellers	$158,380
Assumed settlement of pre-existing relationships due to Dolby	61,313
Total consideration	$219,693
Less: unrestricted cash acquired	(80,633)
Total consideration, net of unrestricted cash acquired	$139,060
The noncontrolling interest in Via LA includes $3.6 million of cash held in escrow that will be fully remitted to Dolby in exchange for Via LA common equity units after 18 months from the transaction close date. The fair value of the noncontrolling interest was determined through the issuance of equity in lieu of cash. The assumed settlement of pre-existing relationships was determined based on the contractual amounts of payables and receivables between the parties as such amounts approximate fair value.
We have accounted for the taxable transaction under the acquisition method of accounting for business combinations, and the results of operations of MPEG LA have been included in the Company's consolidated statements of operations from the date of acquisition and were not material. Additionally, we have estimated the fair values of the net tangible and intangible assets acquired, and liabilities assumed as of the acquisition date, with any amounts paid in excess of the net assets recorded as goodwill. The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized, including potential changes to income tax-related accounts. We expect to finalize the valuation within the one year measurement period. As this acquisition was not significant to our reported operating results, pro forma results of operations are not provided.
The following table summarizes the preliminary acquisition date fair values allocated to the net assets acquired (in thousands):

Recognized Identifiable Assets Acquired and Liabilities Assumed	Purchase Price Allocation (Preliminary)
Cash and cash equivalents	$80,633
Restricted cash	143,564
Other current assets	73,556
Intangible assets	86,000
Goodwill	40,579
Other non-current assets	34,298
Amounts payable to patent administrative program partners	(179,616)
Other current liabilities	(21,709)
Non-current liabilities	(37,612)
Purchase Consideration	$219,693

In connection with the preparation of our consolidated financial statements, we identified an immaterial error related to the preliminary acquisition date fair values allocated to net assets acquired, whereby we overstated certain accounts payable to patent administrative program partners and, as a consequence, correspondingly overstated goodwill as of the quarter ended June 30, 2023. We evaluated the error quantitatively and qualitatively, and determined that the related impact was not material to our condensed consolidated financial statements for the third quarter of fiscal 2023. Accordingly, we have revised the previously reported financial information for such immaterial error in the above table. The correction of this error resulted in a decrease to amounts payable to patent administrative program partners and a corresponding decrease to goodwill of $20.3 million, with no impact to total purchase consideration.
Goodwill is representative of our expectation of the benefits and synergies from the integration of MPEG LA operations and the assembled workforce of MPEG LA, which does not qualify for separate recognition as an intangible asset. All of the goodwill recognized is expected to be deductible for income tax purposes.
The following table summarizes the preliminary fair values allocated to the various intangible assets acquired and the weighted-average useful lives over which they will be amortized using the straight-line method:

	Purchase Price Allocation	Weighted-Average Useful Life
Intangible Assets Acquired	(in thousands)	(in years)
Licensor Relationships – AVC & Other	$36,000	13
Licensor Relationships - HEVC	31,000	10
Implementer Relationships – AVC & Other	12,000	13
Implementer Relationships - HEVC	7,000	10
Total	$86,000	12
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
Acquisition-related costs of $3.8 million were incurred during fiscal 2023. These acquisition-related costs were included in G&A expenses in the consolidated statements of operations.
Millicast
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

Revenue Category	Basis For Determining Geographic Location
Licensing	Region in which our licensees’ headquarters are located
Products	Destination to which our products are shipped
Services	Location in which the relevant services are performed
The following tables present selected information regarding total revenue by geographic location (amounts presented in thousands).
Revenue Composition—U.S. and International

	Fiscal Year Ended
Location	September 29, 2023	September 30, 2022	September 24, 2021
United States	$466,030	$468,246	$419,901
International	833,714	785,547	861,355
Total revenue	$1,299,744	$1,253,793	$1,281,256
Revenue Concentration—Significant Individual Geographic Regions

	Fiscal Year Ended
Location	September 29, 2023	September 30, 2022	September 24, 2021
United States	36%	37%	33%
South Korea	14%	13%	14%
China	22%	20%	23%
Japan	9%	8%	11%
Europe	10%	10%	10%
Other	9%	12%	9%
Total	100%	100%	100%
Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows (in thousands):

Location	September 29, 2023	September 30, 2022
United States	$390,552	$415,493
International	91,029	97,988
Total long-lived tangible assets, net of accumulated depreciation	$481,581	$513,481

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

18. Related Parties
We maintain contractual agreements relating to certain entities affiliated with the Dolby family, who is considered a related party as our principal stockholder. These jointly-owned entities were established for the purpose of acquiring and leasing commercial property in the U.S. and U.K. primarily for our operational use. Although the entities affiliated with the Dolby family hold a majority economic interest in such jointly-owned entities, they have a noncontrolling interest since they are the limited member or LP in each of these entities. Therefore, we have consolidated the entities’ assets and liabilities and results of operations in our consolidated financial statements. The share of earnings and net assets of the entities attributable to the limited member or LP, as the case may be, is reflected as noncontrolling interest in our consolidated financial statements.
Our interests in these consolidated affiliated entities and the location of the properties leased to Dolby Laboratories as of September 29, 2023 were as follows:

Entity Name	Minority Ownership Interest	Location Of Properties
Dolby Properties Burbank, LLC	49.0%	Burbank, California
We also own 10.0% minority ownership interest in Dolby Properties, LP, which owns a facility in Wootton Bassett, England. During fiscal 2022, we ceased leasing the Wootton Bassett facility. The property leased to Dolby Laboratories through Dolby Properties Brisbane, LLC, located in Brisbane, California, was sold during fiscal 2021.
We also lease from our principal stockholder a commercial office building located at 100 Potrero Avenue in San Francisco, California under a term that expires on October 31, 2024. Related party rent expense included in operating expenses in our consolidated statements of operations were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Related party rent expense included in operating expenses	$—	$—	$(392)
Distributions.    Distributions made by the jointly-owned real estate entities to our principal stockholder were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Distributions to principal stockholder	$(266)	$(1,435)	$(7,362)

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

Retirement plan expenses, which are included in cost of products and services, R&D, S&M, and G&A expense in our consolidated statements of operations, were as follows (in thousands):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	September 24, 2021
Retirement plan expenses	$24,925	$27,378	$26,379

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2023 using the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 29, 2023. The Company acquired MPEG LA during fiscal 2023. Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of September 29, 2023, MPEG LA's internal control over financial reporting which represented 12% of total assets and less than 1.5% of total revenue included in the consolidated financial statements of the Company as of and for the year ended September 29, 2023.
Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
Other than the impact of the acquisition of MPEG LA, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During the fiscal quarter ending September 29, 2023, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On August 21, 2023, John Couling, our Senior Vice President, Entertainment, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 83,560 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 16, 2024, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ending September 29, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, as amended, our code of business conduct and ethics, our Compensation Committee, Nominating and Governance Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings "Election of Directors," "Executive Officers," "Delinquent Section 16(a) Reports" and "Corporate Governance Matters" in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2024 ("2024 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item concerning executive compensation is incorporated by reference from the information in the 2024 Proxy Statement under the headings "Compensation Discussion and Analysis," "Report of the Compensation Committee of the Board of Directors," "Executive Compensation Tables and Related Matters," "Compensation of Directors," and "Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2024 Proxy Statement under the headings "Executive Compensation Tables and Related Matters—Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2024 Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Corporate Governance Matters."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2024 Proxy Statement under the heading "Ratification of Independent Registered Public Accounting Firm."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Form of Amended and Restated Bylaws	Quarterly Report on Form 10-Q	August 3, 2023
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
4.3	Description of Capital Stock	Annual Report on Form 10-K	November 25, 2019
10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors & Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.2*	2020 Stock Plan, as amended and restated on February 7, 2023 (“2020 Stock Plan")	Current Report on Form 8-K	February 10, 2023
10.3*	Employee Stock Purchase Plan (“ESPP”), as amended and restated on February 7, 2023	Current Report on Form 8-K	February 10, 2023
10.4*	Form of Global Stock Option Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.5*	Form of Executive Global Stock Option Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.6*	Form of Global Restricted Stock Unit Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.7*	Form of Executive Global Restricted Stock Unit Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.8*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009
10.9*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Quarterly Report on Form 10-Q	August 8, 2012
10.10*	Form of Executive Performance-Based Stock Option Agreement	Current Report on Form 8-K	December 11, 2015
10.11*	Form of Executive Performance-Based Restricted Stock Units	Quarterly Report on Form 10-Q	January 29, 2020
10.12*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc. & Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.13*	Amendment, dated as of December 19, 2012, to Employment Agreement dated as of February 24, 2009, by and between Dolby Laboratories, Inc. and Kevin Yeaman	Quarterly Report on Form 10-Q	February 6, 2013
10.14*	Offer Letter by and between Andy Sherman & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.15*	Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	February 8, 2006
10.16*	First Amendment to Lease for 100 Potrero Avenue, San Francisco, California	Quarterly Report on Form 10-Q	May 4, 2006
10.17*	Waiver and Extension Relating to Potrero Avenue Leases dated as of September 29, 2013, by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Annual Report on Form 10-K	November 15, 2013
10.18*	Second Amendment to 100 Potrero Avenue, San Francisco, California Lease Agreement dated May 6, 2014 by and among Dolby Laboratories, Inc. and the Dolby Family Trust & affiliated Trusts	Quarterly Report on Form 10-Q	July 30, 2014
10.19*	Offer Letter dated June 26, 2018 by and between Todd Pendleton and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	August 1, 2018
10.20*	French Sub-Plan to the 2020 Stock Plan	Quarterly Report on Form 10-Q	July 29, 2021
10.21*	Form of Restricted Stock Unit Agreement - France	Quarterly Report on Form 10-Q	July 29, 2021
10.22*	2023 Dolby Executive Bonus Plan	Current Report on Form 8-K	November 16, 2023
10.23*	Offer Letter dated September 23, 2021 by and between Robert Park and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	February 4, 2022
10.24*	Offer Letter dated April 6, 2022 by and between Shriram Revankar and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	August 9, 2022
21.1+	List of significant subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
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
Date: November 16, 2023

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

SIGNATURE	TITLE	DATE
/S/ PETER GOTCHER	Chairman of the Board of Directors	November 16, 2023
Peter Gotcher

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	November 16, 2023
Kevin J. Yeaman

/S/ ROBERT PARK	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 16, 2023
Robert Park

/S/ RYAN NICHOLSON	Vice President, Chief Accounting Officer (Principal Accounting Officer)	November 16, 2023
Ryan Nicholson

/S/ MICHELINE CHAU	Director	November 16, 2023
Micheline Chau

/S/ DAVID DOLBY	Director	November 16, 2023
David Dolby

/S/ TONY PROPHET	Director	November 16, 2023
Tony Prophet

/S/ EMILY ROLLINS	Director	November 16, 2023
Emily Rollins

/S/ SIMON SEGARS	Director	November 16, 2023
Simon Segars

/S/ ANJALI SUD	Director	November 16, 2023
Anjali Sud

/S/ AVADIS TEVANIAN, JR.	Director	November 16, 2023
Avadis Tevanian, Jr.