Form 10-Q
period 2023-12-29
Dolby Laboratories, Inc.
filed 2024-02-02
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On January 26, 2024, the registrant had 59,493,054 shares of Class A common stock, par value $0.001 per share, and 36,085,779 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended December 29, 2023

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income (Loss)
API	Application Programming Interface
APIC	Additional Paid In-Capital
ASC	Accounting Standards Codification
ASP	Average Selling Price
ASU	Accounting Standards Update
ATSC	Advanced Television Systems Committee
AVC	Advanced Video Coding
AVR	Audio/Video Receiver
CE	Consumer Electronics
CODM	Chief Operating Decision Maker
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVB	Digital Video Broadcasting
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General and Administrative
HD	High Definition
HDR	High-Dynamic Range
HDTV	High Definition Television
HE-AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
IC	Integrated Circuit
IBR	Incremental Borrowing Rate
IP	Intellectual Property
LP	Limited Partner/Partnership
NOL	Net Operating Loss
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant, and Equipment
PSO	Performance-Based Stock Option
PSU	Performance-Based Restricted Stock Unit
R&D	Research and Development
ROU	Right-Of-Use
RSU	Restricted Stock Unit
S&M	Sales and Marketing
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
STB	Set-Top Box
TSR	Total Stockholder Return
UHD	Ultra-High Definition
U.S. GAAP	Generally Accepted Accounting Principles In The United States
VVC	Versatile Video Coding

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 29, 2023	September 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$656,816	$745,364
Restricted cash	51,842	72,602
Short-term investments	140,823	139,148
Accounts receivable, net of allowance for credit losses of $7,428 and $9,683	293,228	262,245
Contract assets, net of allowance for credit losses of $108 and $138	217,559	182,130
Inventories, net	37,568	35,623
Prepaid expenses and other current assets	53,519	50,692
Total current assets	1,451,355	1,487,804
Long-term investments	92,876	97,812
Property, plant, and equipment, net	479,321	481,581
Operating lease right-of-use assets	38,001	40,199
Intangible assets, net	159,894	167,427
Goodwill	410,435	408,409
Deferred taxes	206,667	201,860
Other non-current assets	96,980	94,674
Total assets	$2,935,529	$2,979,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,395	$20,925
Accrued liabilities	327,186	351,399
Income taxes payable	6,189	4,769
Contract liabilities	33,404	31,505
Operating lease liabilities	12,922	13,628
Total current liabilities	394,096	422,226
Non-current contract liabilities	36,994	39,997
Non-current operating lease liabilities	34,319	37,020
Other non-current liabilities	107,810	108,339
Total liabilities	573,219	607,582

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 59,765,465 shares issued and outstanding at December 29, 2023 and 59,673,633 at September 29, 2023	53	53
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,085,779 shares issued and outstanding at December 29, 2023 and 36,085,779 at September 29, 2023	41	41
Retained earnings	2,367,182	2,391,990
Accumulated other comprehensive loss	(21,428)	(36,984)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,345,848	2,355,100
Noncontrolling interest	16,462	17,084
Total stockholders’ equity	2,362,310	2,372,184
Total liabilities and stockholders’ equity	$2,935,529	$2,979,766
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended
	December 29, 2023	December 30, 2022
Revenue:
Licensing	$293,767	$308,011
Products and services	21,807	26,910
Total revenue	315,574	334,921

Cost of revenue:
Cost of licensing	15,736	13,359
Cost of products and services	16,324	21,091
Total cost of revenue	32,060	34,450

Gross profit	283,514	300,471

Operating expenses:
Research and development	67,033	64,450
Sales and marketing	79,003	82,205
General and administrative	65,166	59,972
Restructuring charges/(credits)	6,091	(244)
Total operating expenses	217,293	206,383

Operating income	66,221	94,088

Other income/(expense):
Interest income/(expense), net	9,187	4,797
Other income, net	5,425	1,097
Total other income	14,612	5,894

Income before income taxes	80,833	99,982
Provision for income taxes	(13,252)	(20,534)
Net income including noncontrolling interest	67,581	79,448
Less: net income attributable to noncontrolling interest	(600)	(73)
Net income attributable to Dolby Laboratories, Inc.	$66,981	$79,375

Net income per share:
Basic	$0.70	$0.83
Diluted	$0.69	$0.82
Weighted-average shares outstanding:
Basic	95,376	95,905
Diluted	97,439	97,047

Related party rent expense:
Included in net income attributable to noncontrolling interest	$71	$71

Cash dividend declared per common share	$0.30	$0.27
Cash dividend paid per common share	$0.30	$0.27
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 29, 2023	December 30, 2022
Net income including noncontrolling interest	$67,581	$79,448
Other comprehensive income:
Currency translation adjustments gains, net of tax benefit/(expense) of $0 and $0	11,649	14,381
Unrealized gains on investments, net of tax benefit of $12 and $37	1,956	1,356
Unrealized gains on cash flow hedges, net of tax benefit/(expense) of ($684) and $156	2,091	4,332
Total other comprehensive income, net of tax	15,696	20,069

Total comprehensive income	83,277	99,517
Less: comprehensive income attributable to noncontrolling interest	(740)	(376)
Comprehensive income attributable to Dolby Laboratories, Inc.	$82,537	$99,141
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at September 29, 2023	$94	$—	$2,391,990	$(36,984)	$2,355,100	$17,084	$2,372,184
Net income	—	—	66,981	—	66,981	600	67,581
Other comprehensive income, net of tax	—	—	—	15,556	15,556	140	15,696
Distributions to noncontrolling interest	—	—	—	—	—	(1,047)	(1,047)
Stock-based compensation expense	—	31,894	—	—	31,894	—	31,894
Capitalized stock-based compensation expense	—	95	—	—	95	—	95
Repurchase of common stock	(1)	(16,087)	(63,914)	—	(80,002)	—	(80,002)
Cash dividends declared and paid on common stock	—	—	(28,552)	—	(28,552)	—	(28,552)
Common stock issued under employee stock plans	1	18,300	—	—	18,301	—	18,301
Tax withholdings on vesting of restricted stock	—	(34,562)	—	—	(34,562)	—	(34,562)
Deconsolidation of subsidiary	—	—	677	—	677	(677)	—
Equity issued in connection with business combination	—	360	—	—	360	362	722
Balance at December 29, 2023	$94	$—	$2,367,182	$(21,428)	$2,345,848	$16,462	$2,362,310

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at September 30, 2022	$94	$—	$2,297,730	$(51,641)	$2,246,183	$4,837	$2,251,020
Net income	—	—	79,375	—	79,375	73	79,448
Other comprehensive income, net of tax	—	—	—	19,766	19,766	303	20,069
Distributions to noncontrolling interest	—	—	—	—	—	(266)	(266)
Stock-based compensation expense	—	31,240	—	—	31,240	—	31,240
Capitalized stock-based compensation expense	—	341	—	—	341	—	341
Repurchase of common stock	(1)	(17,533)	(31,878)	—	(49,412)	—	(49,412)
Cash dividends declared and paid on common stock	—	—	(25,869)	—	(25,869)	—	(25,869)
Common stock issued under employee stock plans	2	10,952	—	—	10,954	—	10,954
Tax withholdings on vesting of restricted stock	—	(25,000)	—	—	(25,000)	—	(25,000)
Balance at December 30, 2022	$95	$—	$2,319,358	$(31,875)	$2,287,578	$4,947	$2,292,525

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 29, 2023	December 30, 2022
Operating activities:
Net income including noncontrolling interest	$67,581	$79,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,872	19,155
Stock-based compensation	31,894	31,240
Amortization of operating lease right-of-use assets	3,088	3,207
Amortization of premium on investments	(895)	81
Benefit from credit losses	(2,101)	(1,030)
Deferred income taxes	(5,397)	(8,255)
Other non-cash items affecting net income	(1,745)	(3,467)
Changes in operating assets and liabilities:
Accounts receivable, net	(28,935)	(45,153)
Contract assets, net	(35,400)	(39,843)
Inventories	(9,297)	(501)
Operating lease right-of-use assets	570	1,690
Prepaid expenses and other assets	5,866	2,168
Accounts payable and accrued liabilities	(31,993)	5,765
Income taxes, net	6,184	15,292
Contract liabilities	(1,116)	3,277
Operating lease liabilities	(4,264)	(5,430)
Other non-current liabilities	(3,503)	(1,249)
Net cash provided by operating activities	8,409	56,395

Investing activities:
Purchases of marketable securities	(35,753)	(72,790)
Proceeds from sales of marketable securities	1,226	51,782
Proceeds from maturities of marketable securities	41,259	56,525
Purchases of property, plant, and equipment	(6,099)	(7,217)
Net cash provided by investing activities	633	28,300

Financing activities:
Proceeds from issuance of common stock	18,301	10,954
Repurchase of common stock	(80,002)	(49,412)
Payment of cash dividend	(28,552)	(25,869)
Distribution to noncontrolling interest	(1,047)	(266)
Shares repurchased for tax withholdings on vesting of restricted stock	(34,562)	(25,000)
Equity issued in connection with business combination	722	—
Payment of deferred consideration for prior business combinations	—	(500)
Net cash used in financing activities	(125,140)	(90,093)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	6,790	8,504
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(109,308)	3,106
Cash, cash equivalents, and restricted cash at beginning of period	817,966	628,371
Cash, cash equivalents, and restricted cash at end of period	$708,658	$631,477

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$11,759	$12,626

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$1,073	$499
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP, and with SEC rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with U.S. GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 29, 2023 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 29, 2023, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter ended December 29, 2023 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 27, 2024.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended December 29, 2023 and December 30, 2022. Our fiscal years ending September 27, 2024 (fiscal 2024) and September 29, 2023 (fiscal 2023) each consist of 52 weeks.

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
The majority of our licensing revenue is generated from customers outside of the United States ("U.S."). We manage the credit risk posed by non-U.S. customers by performing regular evaluations of the creditworthiness of our licensing customers and recognize revenue in accordance with US GAAP.
Recently Issued Accounting Standards
Standards Not Yet Effective
Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, among other expanded disclosures. This standard will be effective for annual periods beginning September 28, 2024 and interim periods beginning September 27, 2025, with early adoption permitted, and will be applied retrospectively to all periods presented in the financial statements. We are currently in the process of evaluating the impact of the standard's adoption on our unaudited interim condensed consolidated financial statements.
Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires further enhancement of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This standard is effective for Dolby beginning September 27, 2025 on a prospective basis, but early adoption is permitted. We are currently in the process of evaluating the impact of the standard's adoption on our unaudited interim condensed consolidated financial statements.

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
•Services.   We provide various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training, mixing room alignment, equalization, as well as audio, color and light image calibration. We also offer solutions through our platform Dolby.co to companies building real-time digital experiences that increase audience engagement. Our solution provides the capability to stream high quality audiovisual content in ultra-low latency which reduces the delay between the action and the viewer.
•PCS. We provide PCS for products sold and for equipment leased, and we support the implementation of our licensing technologies in our licensees’ products.
•Equipment Leases. We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences by leasing equipment and licensing our IP.
•Licensing Administration Fees. We generate administrative fees for managing patent pools on behalf of third party patent owners through our subsidiary, Via Licensing Alliance LLC ("Via LA").
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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements within the following two quarters. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the first quarter of fiscal 2024, we recorded a favorable adjustment of approximately $1 million, which was primarily related to shipments that occurred in the prior two quarters.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of December 29, 2023, we had $70.4 million of remaining performance obligations, 39% of which we expect to recognize as revenue in fiscal 2024, 23% in fiscal 2025, and the balance of 38% in fiscal years beyond 2025.
F.Disaggregation of Revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended
Revenue	December 29, 2023		December 30, 2022
Licensing	$293,767	93%	$308,011	92%
Products and services	21,807	7%	26,910	8%
Total revenue	$315,574	100%	$334,921	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended
Market	December 29, 2023		December 30, 2022
Broadcast	$112,416	38%	$117,334	38%
Mobile	35,287	12%	64,286	21%
CE	53,220	18%	55,083	18%
PC	29,679	10%	24,286	8%
Other	63,165	22%	47,022	15%
Total licensing revenue	$293,767	100%	$308,011	100%
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

	Fiscal Quarter Ended
Geographic Location	December 29, 2023		December 30, 2022
United States	$115,185	37%	$100,262	30%
International	200,389	63%	234,659	70%
Total revenue	$315,574	100%	$334,921	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance and deferred revenue that is typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our unaudited interim condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. We recognized $12.2 million in the first quarter of fiscal 2024 from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	December 29, 2023	September 29, 2023	Change ($)	Change (%)
Accounts receivable, net	$293,228	$262,245	$30,983	12%
Contract assets, net	217,559	182,130	35,429	19%
Contract liabilities - current	33,404	31,505	1,899	6%
Contract liabilities - non-current	36,994	39,997	(3,003)	(8)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our unaudited interim condensed consolidated balance sheets as of December 29, 2023 and September 29, 2023 (in thousands).
Accounts Receivable and Contract Assets

	December 29, 2023	September 29, 2023
Trade accounts receivable	$111,027	$137,820
Accounts receivable from patent administration program licensees	189,629	134,108
Contract assets	217,667	182,268
Accounts receivable and contract assets, gross	518,323	454,196
Less: allowance for credit losses on accounts receivable and contract assets	(7,536)	(9,821)
Total accounts receivable and contract assets, net	$510,787	$444,375
Accounts receivable as of December 29, 2023 and September 29, 2023, respectively, includes unbilled accounts receivable balances of $132.9 million and $150.4 million, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via LA's unconditional right to consideration related to its patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to S&M and G&A	Additions/(Deductions)	Ending Balance
For fiscal year-to-date period ended:
September 29, 2023	$14,405	$(793)	$(2,643)	$10,969
December 29, 2023	10,969	(2,101)	(233)	8,635
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of December 29, 2023 and September 29, 2023.
Inventories

	December 29, 2023	September 29, 2023
Raw materials	$4,375	$6,203
Work in process	5,321	3,972
Finished goods	27,872	25,448
Total inventories	$37,568	$35,623
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our unaudited interim condensed consolidated balance sheets. We have included $13.8 million and $8.1 million of inventory within non-current assets as of December 29, 2023 and September 29, 2023, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

	December 29, 2023	September 29, 2023
Prepaid expenses	$27,699	$24,435
Other current assets	25,820	26,257
Total prepaid expenses and other current assets	$53,519	$50,692

Accrued Liabilities

	December 29, 2023	September 29, 2023
Amounts payable to patent administration program partners	$171,639	$150,509
Accrued compensation and benefits	79,384	118,728
Accrued professional fees	17,131	18,632
Unpaid property, plant, and equipment additions	18,116	18,002
Accrued customer refunds	3,479	3,878
Accrued market development funds	4,436	5,010
Other accrued liabilities	33,001	36,640
Total accrued liabilities	$327,186	$351,399
Other Non-Current Liabilities

	December 29, 2023	September 29, 2023
Supplemental retirement plan obligations	$4,385	$4,302
Non-current tax liabilities (1)	77,165	74,482
Other liabilities	26,260	29,555
Total other non-current liabilities	$107,810	$108,339
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
Our investments in debt securities consist of corporate bonds, government bonds, municipal debt securities, commercial paper, and U.S. agency securities. In addition, our cash and cash equivalents also consist of highly-liquid money market funds and government bonds. Consistent with our investment policy, none of our municipal debt investments are supported by letters of credit or standby purchase agreements. Our cash and investment portfolio consisted of the following (in thousands):

	December 29, 2023
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$643,276	$—	$—	$643,276	$643,276	$—	$—
Cash equivalents:
Money market funds	3,557	—	—	3,557	3,557	—	—
Government Bonds	9,979	4	—	9,983	9,983	—	—
Cash and cash equivalents	656,812	4	—	656,816	656,816	—	—

Short-term investments:
U.S. agency securities	3,892	1	—	3,893	—	3,893	—
Government bonds	43,998	19	(503)	43,514	40,904	2,610	—
Commercial paper	9,513	5	—	9,518	—	9,518	—
Corporate bonds	68,503	30	(276)	68,257	—	68,257	—
Municipal debt securities	15,749	2	(110)	15,641	—	15,641	—
Short-term investments	141,655	57	(889)	140,823	40,904	99,919	—

Long-term investments:
Government bonds	31,168	82	(194)	31,056	31,056	—	—
Corporate bonds	38,068	212	(196)	38,084	—	38,084	—
Municipal debt securities	11,792	62	(40)	11,814	—	11,814	—
Other investments (1)	11,922	—	—	11,922	—	—	—
Long-term investments	92,950	356	(430)	92,876	31,056	49,898	—

Total cash, cash equivalents, and investments	$891,417	$417	$(1,319)	$890,515	$728,776	$149,817	$—

Investments held in supplemental retirement plan:
Assets	$4,483	$—	$—	$4,483	$4,483	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,483	$—	$—	$4,483	$4,483	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$2,829	$—	$2,829	$—	$2,829	$—
(1)Other investments as of December 29, 2023 is primarily comprised of an equity method investment of $6.5 million and an equity security without a readily determinable fair value, valued at $5.0 million. The equity method investment is measured at cost minus impairment, if any, adjusted for our proportionate share of the investee's net income or loss. Our share of the equity method investee's net income or loss is included in other income/(expense), net on the unaudited interim condensed consolidated statements of operations. Our share of the equity method investee's net income was $3.3 million in the first quarter of fiscal 2024 and was not material in the first quarter of fiscal 2023.

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
(1)Other investments as of September 29, 2023 is comprised of an equity method investment of $5.9 million and an equity security without a readily determinable fair value, valued at $5.0 million.
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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for greater than twelve months as of December 29, 2023 and September 29, 2023 (in thousands):

	December 29, 2023				September 29, 2023
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$—	$—	$—	$—	$853	$(7)	$—	$—
Government bonds	12,250	(67)	30,457	(629)	26,756	(247)	40,235	(1,183)
Commercial paper	—	—	—	—	5,840	(3)	—	—
Corporate bonds	36,002	(137)	19,546	(335)	79,846	(461)	14,634	(558)
Municipal debt securities	8,222	(52)	6,246	(98)	23,365	(203)	8,166	(206)
Total	$56,474	$(256)	$56,249	$(1,062)	$136,660	$(921)	$63,035	$(1,947)
Although we had certain securities that were in an unrealized loss position as of December 29, 2023 and September 29, 2023, we expect to recover the full carrying value of these securities.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of December 29, 2023 and September 29, 2023, which are recorded within cash equivalents and both short and long-term investments in our unaudited interim condensed consolidated balance sheets (in thousands):

	December 29, 2023		September 29, 2023
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$171,054	$170,477	$283,229	$282,225
Due in 1 to 2 years	45,231	44,735	67,679	66,075
Due in 2 to 5 years	19,933	20,105	20,743	20,493
Total	$236,218	$235,317	$371,651	$368,793

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations.
As of December 29, 2023 and September 29, 2023, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	December 29, 2023	September 29, 2023
Land	$41,959	$41,902
Buildings and building improvements	288,199	287,799
Leasehold improvements	81,985	79,988
Machinery and equipment	153,976	152,675
Computer equipment and software	235,778	233,224
Furniture and fixtures	33,046	32,629
Equipment provided under operating leases	216,592	211,910
Construction-in-progress	19,804	18,327
Property, plant, and equipment, gross	1,071,339	1,058,454
Less: accumulated depreciation	(592,018)	(576,873)
Property, plant, and equipment, net	$479,321	$481,581

7. Leases
As Lessee
As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the noncontrolling interests in our consolidated subsidiaries. The following table presents the maturity analysis of lease liabilities (in thousands):

December 29, 2023
Operating Leases
Remainder of Fiscal 2024	$13,226
Fiscal 2025	12,861
Fiscal 2026	8,253
Fiscal 2027	6,229
Fiscal 2028	5,991
Thereafter	11,358
Total undiscounted lease payments	57,918
Less: imputed interest	(10,677)
Total lease liabilities	$47,241
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

	Fiscal Quarter Ended
	December 29, 2023	December 30, 2022
Operating Lease Income
Variable operating lease income	$6,315	$6,328
Fixed operating lease income	812	747
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $1.0 million and $1.0 million as of December 29, 2023 and September 29, 2023, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.

The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	December 29, 2023
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2024	$990	$620
Fiscal 2025	1,110	620
Fiscal 2026	931	220
Fiscal 2027	—	220
Fiscal 2028	—	220
Total undiscounted cash flows	$3,031	1,900
Less: Carrying value of lease receivables		(621)
Difference		$1,279

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 29, 2023	$408,409
Translation adjustments	2,026
Balance at December 29, 2023	$410,435
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, customer relationships and contracts, and trademarks. Intangible assets subject to amortization consisted of the following (in thousands):

	December 29, 2023			September 29, 2023
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$351,096	$(276,316)	$74,780	$350,406	$(270,750)	$79,656
Customer relationships	148,817	(63,723)	85,094	148,794	(61,049)	87,745
Other intangible assets	22,811	(22,791)	20	22,781	(22,755)	26
Total	$522,724	$(362,830)	$159,894	$521,981	$(354,554)	$167,427
There were no purchases of intangible assets during the first quarter of fiscal 2024 and during the first quarter of fiscal 2023.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations. Amortization expense was $7.5 million and $6.3 million in the first quarter of fiscal 2024 and 2023, respectively. As of December 29, 2023, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2024	$22,569
2025	15,812
2026	15,293
2027	14,773
2028	14,614
Thereafter	76,833
Total	$159,894

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of December 29, 2023, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of December 29, 2023, we had 59,765,465 shares of Class A common stock and 36,085,779 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
In valuing the PSOs, which are recognized as compensation cost, we used a Monte Carlo valuation model. Aside from the use of an expected term for the PSOs commensurate with their shorter contractual term, the nature of the valuation inputs used in the Monte Carlo valuation model were consistent with those used to value our non-performance based options granted under the 2020 Stock Plan. Compensation cost is being amortized on a straight-line basis over the requisite service period.
As of December 29, 2023, an aggregate of 249,228 shares of PSOs were exercisable and outstanding.

The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding as of September 29, 2023	3,720	$66.13
Grants	271	87.49
Exercises	(203)	52.25
Forfeitures and cancellations	(1)	53.72
Options outstanding as of December 29, 2023	3,787	68.45	5.29	$70,079
Options vested and expected to vest as of December 29, 2023	3,625	68.11	5.20	69,672
Options exercisable as of December 29, 2023	2,913	$64.43	4.44	65,763
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on December 29, 2023 of $86.18 and excludes the impact of options that were not in-the-money.
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
The following table summarizes information on PSUs granted to our officers that have not vested as of December 29, 2023:

	Aggregate Shares Granted	Potential Shares at Vest Date (at 200% of Target)
December 15, 2021	60,301	120,602
December 15, 2022	90,613	181,226
December 15, 2023	77,283	154,566
On December 16, 2019, we granted PSUs to our executive officers for an aggregate of 62,000 shares, which vested in December 2022 at 81% of the target award amount. On December 15, 2020, we granted PSUs to our executive officers for an aggregate of 66,138 shares, which vested in December 2023 at 80% of the target award amount. As of December 29, 2023, PSUs which would vest for an aggregate of 228,197 shares at the target award amount (456,394 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of September 29, 2023	3,747	$78.62
Granted	1,590	84.24
Vested	(1,120)	78.58
Forfeitures	(190)	81.37
Non-vested as of December 29, 2023	4,027	$80.72
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended
	December 29, 2023	December 30, 2022
Expected term (in years)	4.86	4.82
Risk-free interest rate	3.9%	3.6%
Expected stock price volatility	29.4%	29.4%
Dividend yield	1.4%	1.6%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our unaudited interim condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended
	December 29, 2023	December 30, 2022
Compensation expense
Stock options	$2,125	$2,405
Restricted stock units (1) (2)	29,016	27,552
Employee stock purchase plan	753	1,283
Total stock-based compensation	31,894	31,240
Estimated benefit from income taxes	(4,999)	(4,702)
Total stock-based compensation, net of tax	$26,895	$26,538
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.1 million and $0.3 million of capitalized stock-based compensation related to internal-use software in the first quarter of fiscal 2024 and in the first quarter of fiscal 2023, respectively.
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended
	December 29, 2023	December 30, 2022
Compensation expense
Cost of products and services	$410	$503
Research and development	10,106	10,676
Sales and marketing	10,481	10,727
General and administrative	10,897	9,334
Total stock-based compensation	31,894	31,240
Estimated benefit from income taxes	(4,999)	(4,702)
Total stock-based compensation, net of tax	$26,895	$26,538
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the first quarters of fiscal 2024 and fiscal 2023.

Unrecognized Compensation Expense.    As of December 29, 2023, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $15.1 million, which is expected to be recognized over a weighted-average period of 2.9 years. As of December 29, 2023, total unrecognized compensation expense associated with RSUs expected to vest was approximately $263.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of December 29, 2023 (in thousands):

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
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of December 29, 2023, the remaining authorization to purchase additional shares was $131.6 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2024:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 29, 2023	967,789	$80,002	$82.66
Total	967,789	$80,002
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2024:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 29, 2023	February 1, 2024	February 13, 2024	February 22, 2024	$0.30	$28.8 million	(1)
(1)The dividend payment amount for the dividend declared in the first quarter of fiscal 2024 is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our unaudited interim condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended December 29, 2023
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(2,858)	$(197)	$(33,929)	$(36,984)
Other comprehensive income before reclassifications:
Unrealized gains	2,011	2,587	—	4,598
Foreign currency translation gains (1)	—	—	11,509	11,509
Income tax effect - expense	—	(648)	—	(648)
Net of tax	2,011	1,939	11,509	15,459
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	(67)	188	—	121
Income tax effect - benefit/(expense) (3)	12	(36)	—	(24)
Net of tax	(55)	152	—	97
Net current-period other comprehensive income	1,956	2,091	11,509	15,556
Ending Balance	$(902)	$1,894	$(22,420)	$(21,428)

	Fiscal Quarter Ended December 30, 2022
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(5,986)	$(4,483)	$(41,172)	$(51,641)
Other comprehensive income before reclassifications:
Unrealized gains	1,532	5,180	—	6,712
Foreign currency translation gains (1)	—	—	14,078	14,078
Net of tax	1,532	5,180	14,078	20,790
Amounts reclassified from AOCI into earnings:
Realized losses (2)	(213)	(1,004)	—	(1,217)
Income tax effect - benefit (3)	37	156	—	193
Net of tax	(176)	(848)	—	(1,024)
Net current-period other comprehensive income	1,356	4,332	14,078	19,766
Ending Balance	$(4,630)	$(151)	$(27,094)	$(31,875)
(1)The foreign currency translation gains during the first quarter of fiscal 2024 and during the first quarter of fiscal 2023 were primarily due to the strengthening of other foreign currencies as compared to the U.S. dollar.
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended
	December 29, 2023	December 30, 2022
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$66,981	$79,375

Denominator:
Weighted-average shares outstanding—basic	95,376	95,905
Potential common shares from options to purchase common stock	755	533
Potential common shares from restricted stock units	1,289	566
Potential common shares from employee stock purchase plan	19	43
Weighted-average shares outstanding—diluted	97,439	97,047

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.70	$0.83
Diluted	$0.69	$0.82

Antidilutive awards excluded from calculation:
Stock options	1,042	1,509
Restricted stock units	36	350
Employee stock purchase plan	95	10

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefits
As of December 29, 2023, the total amount of gross unrecognized tax benefits was $78.3 million, of which $49.0 million, if recognized, would reduce our effective tax rate. As of September 29, 2023, the total amount of gross unrecognized tax benefits was $76.3 million, of which $47.2 million, if recognized, would reduce our effective tax rate. The first quarter of fiscal 2024 increase was primarily due to current year reserves for transfer pricing and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our unaudited interim condensed consolidated balance sheets.

Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the first quarter of fiscal 2024 was 16.4% or a tax expense of $13.3 million and our effective tax rate in the first quarter of fiscal 2023 was 20.5% or a tax expense of $20.5 million. The decrease in our effective tax rate was primarily due to tax benefits related to settlement of stock-based awards and the mix of earnings favoring jurisdictions with lower tax rates.
On December 11, 2023, the IRS announced in a notice that taxpayers can temporarily apply the regulations in effect prior to 2022 related to U.S. federal foreign tax credits. This relief applies to foreign taxes paid or accrued in our fiscal 2024.
Compared to the Federal statutory rate of 21%, our effective tax rate for the first quarter of fiscal 2024 was lower primarily due to the mix of earnings favoring jurisdictions with lower tax rates and tax benefits related to settlement of stock-based awards.

13. Restructuring
Restructuring charges recorded in our unaudited interim condensed consolidated statements of operations represent costs associated with separate individual restructuring plans implemented in various fiscal periods. Costs arising from these actions, including fluctuations in related balances between fiscal periods, are based on the nature of activities under the various plans.
Fiscal 2023 Restructuring Events.    In September 2023, we initiated a restructuring plan with the purpose of focusing our resources on our highest strategic priorities. In continuation with this plan, we recorded expense of $7.4 million in the first quarter of fiscal 2024 in severance and other related benefits offered to approximately 70 impacted employees. Cash payment of the severance and other termination benefits is expected to be completed by the second half of fiscal 2024.
The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs and adjustments	Total
Balance at September 30, 2022	$5,781	$—	$5,781
Restructuring charges	23,943	23,118	47,061
Cash payments and adjustments	(9,372)	(16,225)	(25,597)
Non-cash adjustment for leased facility exit costs	—	(6,893)	(6,893)
Balance at September 29, 2023	$20,352	$—	$20,352
Restructuring charges	7,376	(1,285)	6,091
Cash payments and adjustments	(9,625)	1,285	(8,340)
Balance at December 29, 2023	$18,103	$—	$18,103
The fiscal 2023 activities primarily related to our fiscal 2023 restructuring plans with the purpose of focusing our resources on our highest strategic priorities and to reduce our cost structure through improved utilization of our global infrastructure.
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

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of December 29, 2023 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Thereafter	Total
Naming rights	$8,684	$13,126	$13,472	$8,534	$8,642	$35,674	$88,132
Purchase obligations	22,890	4,916	1,196	—	—	—	29,002
Donation commitments	1,009	116	116	86	86	404	1,817
Total	$32,583	$18,158	$14,784	$8,620	$8,728	$36,078	$118,951
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
REVENUE GENERATION
We generate revenue from approximately 400 product OEMs and software developers. As of December 29, 2023, we had approximately 19,900 issued patents relating to technologies, which are licensed to third parties and comprise a significant portion of our licensing revenue. We have approximately 1,700 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
Licensing
We license our technologies to a range of customers who incorporate them into their products for enhanced audio and imaging functionality for content playback in movies, TV, music, gaming, and other applications. Our key technologies are summarized in the table below. As it relates to AAC, HE-AAC, Extended HE-AAC, AVC, and HEVC, we own patents that comprise a portion of these standardized technologies and we participate in patent licensing programs which combine our patents with those of other patent owners and offer them as a single solution.

Technology	Description
AAC, HE-AAC and Extended HE-AAC	Advanced digital audio codec solutions with high bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos provides an immersive experience that can be provided via multiple Dolby audio coding technologies.
DD	A digital audio coding technology that provides multichannel sound to a variety of media applications.
DD+	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision	An imaging technology combining high dynamic range and dynamic metadata to deliver ultra vivid colors, sharper contrasts, and richer details for cinema and a wide range of media devices.
HEVC	A digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.

The following table presents the composition of revenue from our licensing business for all periods presented:

	Fiscal Quarter Ended
Market	December 29, 2023	December 30, 2022	Main Components of Each Category
Broadcast	38%	38%	Televisions and STBs
Mobile	12%	21%	Smartphones and Tablets
CE	18%	18%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	10%	8%	Windows and macOS operating systems and devices
Other	22%	15%	Dolby Cinema, Gaming consoles, Automotive, and Patent pool administrative services
Total	100%	100%
We have various licensing models: a two-tier model, an integrated licensing model, a patent licensing model, recoveries, and collaboration arrangements.
Two-Tier Licensing Model.   We license our technologies through a two-tier licensing model whereby our decoding technologies, included in reference software and firmware code, are first provided under license to semiconductor manufacturers whom we refer to as "implementation licensees." Implementation licensees incorporate our technologies in ICs which they sell to OEMs of consumer entertainment products, whom we refer to as "system licensees." System licensees separately obtain licenses from us that allow them to make and sell end-user products using ICs that incorporate our technologies.
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
Integrated Licensing Model.    We license our technologies to software operating system vendors and to certain other OEMs that act as combined implementation and system licensees. These licensees incorporate our technologies in their software used on PCs, in mobile applications, or in ICs they manufacture and incorporate into their products. As with the two-tier licensing model, the combined implementation and system licensee pays us an initial licensing fee in addition to royalties as determined by the mix of Dolby technologies used, the nature of the implementations, and the volume of products using our technologies that are shipped, and is subject to the same quality control evaluation process.
Patent Licensing Model.    We license our patents through patent pools which are arrangements between multiple patent owners to jointly offer and license pooled patents to licensees who use our IP in their products. By aggregating and offering pooled patents, these arrangements deliver efficiencies that reduce transactional costs for both IP owners and licensees. Patent pools enable product manufacturers to efficiently and transparently secure patent licenses for collaboratively developed technologies. We offer our patents related to AAC, HE-AAC, Extended HE-AAC, AVC, HEVC, VVC and other standardized technologies through a combination of patent pools and licensing directly to OEMs. We also license our patents directly to manufacturers that use our IP in their products. Finally, Via LA generates patent licensing administrative fees for administering patent pools on behalf of third party patent owners.
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
Services
We offer cloud-based software solutions to companies building real-time digital experiences that increase audience engagement. Over time, we expect to expand the amount and types of content that can be enhanced through our technologies and capabilities.
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

MACROECONOMIC CONDITIONS
The current macroeconomic environment has negatively impacted many of our licensees and that directly impacts our financial results. Our revenue has been impacted by macroeconomic conditions, including but not limited to, inflation, heightened interest rates, restrictions and economic impacts related to COVID-19, supply chain constraints, increased shipping costs, international conflicts, reduced discretionary consumer spending, and reduced new product investment by our customers caused by elevated interest rates and lower demand. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, we may be negatively impacted by delays in transaction cycles and our recoveries efforts due to the noted macroeconomic conditions and related uncertainty. The future implications of these macroeconomic conditions on our business, results of operations and overall financial position remain uncertain. We continue to monitor the evolving macroeconomic environment and the impact on our business. Further discussion of the potential impacts of these macroeconomic effects on our business can be found in Part II, Item 1A "Risk Factors."
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
Major streaming partners and services such as Netflix, Disney+, Apple TV+, Amazon, Max, Paramount+, and other streaming partners and services internationally, continue to enhance content in Dolby Vision and Dolby Atmos. For example, in India, ZEE5, an Indian OTT service, announced that its platform will support Dolby Vision, in addition to currently supporting Dolby Atmos. These streaming services launch local content in Dolby formats internationally. As we see an increase in new local content, we increase our value proposition for adoption of Dolby Vision and Dolby Atmos across devices in all market segments.
We work with industry leaders to enhance these forms of content through the use of our technologies, creating additional value for the adoption of Dolby within devices such as mobile phones and tablets, PCs, gaming consoles, and automobiles. We have enhanced a broad range of content, such as music, gaming, live sports, and user-generated content.
The following are highlights from our first quarter of fiscal 2024 and key challenges related to audio and imaging licensing, by market. Further discussion of the potential impacts of these key challenges on our business can be found in Part II, Item 1A "Risk Factors."
Broadcast
Highlights: We have an established global presence with respect to our DD+ and HE-AAC audio technologies in broadcast services and devices. We have expanded our offerings in the broadcast market through technologies such as Dolby Atmos and AC-4, Dolby Vision, as well as AVC and HEVC imaging technologies which we license through patent pools. We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. Many such partners continue to expand their support of the combined Dolby Vision and Dolby Atmos experience. At CES in January 2024, Hisense announced that its latest TV models will support Dolby Atmos FlexConnect. MediaTek also recently announced that its Pentonic smart TV platform will support Dolby Atmos FlexConnect. Dolby Atmos FlexConnect pairs accessory wireless speakers with a TV’s sound system, optimizing the Dolby Atmos experience for any room layout and speaker setup.
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
Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as soundbars, DMAs, wireless and smart speakers, AVRs, and Blu-Ray players, through the inclusion of our DD+ technology, and increasingly through the inclusion of Dolby Atmos and Dolby Vision. AAC and HE-AAC technologies also have broad adoption through our patent licensing programs. We continue to focus on expanding the availability of Dolby technologies to new devices.
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
Personal Computers
Highlights: DD+ continues to enhance audio playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of PCs from partners such as Apple, Lenovo, Dell, Samsung, and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming. At CES in January 2024, Alienware and ASUS announced their first gaming PC monitors to support Dolby Vision, and Dell announced that its latest XPS laptops will offer the combined Dolby Vision and Dolby Atmos experience.
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
Other Markets
Highlights: DD+ is incorporated in the PlayStation and Xbox gaming consoles that support gaming content and streaming for movie and television content. The PlayStation 5 supports compatible Dolby Atmos-enabled living room devices with the latest PS5 system. The Xbox Series X and Series S gaming consoles support Dolby Vision and Dolby Atmos for streaming and gaming content. Additionally, our technologies continue to be incorporated into the latest headphones by various OEMs.
We also generate revenue from the automotive industry through the adoption of Dolby Atmos Music and through disc playback devices as well as other elements of the entertainment system. Recently, Apple announced support for Dolby Atmos for CarPlay. Also, in the first quarter of fiscal 2024, Zeeker, a premium electric vehicle brand in China, launched the Zeekr 007 that supports Dolby Atmos. At CES in January 2024, it was announced that Mercedes-Benz, Audible, and Amazon Music have collaborated to make Audible and Amazon Music's catalog of content in Dolby Atmos available in Mercedes-Benz vehicles. Also at CES, Lotus announced that its new Eletre hyper-SUV will support Dolby Atmos.
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
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with sites located in the U.S. and internationally. The breadth of motion pictures for Dolby Cinema continues to grow with over 550 theatrical titles in both Dolby Vision and Dolby Atmos having been announced or released from all of the major studios as of the end of first quarter of fiscal 2024.

Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success, and our ability to differentiate our offering, deploy new sites, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering is tied to global box office performance generally. COVID-19 has had a significant effect on theatrical exhibition, which could impact the financial viability of our key partners. The response to COVID-19 has had a negative impact on our cinema-related revenue and consumer demand, although consumer demand for the cinema has been improving. It is uncertain whether consumer demand for the cinema will return to previous levels. Additionally, the recently concluded strikes by the Writers Guild of America and Screen Actors Guild - American Federation of Television and Radio Artists ("SAG-AFTRA") effectively halted the production, release and promotion of certain films for an extended period. The resulting impacts of those stoppages have resulted in, and may continue to lead to, near-term decreases in box office receipts and our cinema-related revenue.
PRODUCTS AND SERVICES
A majority of our products and services revenue is derived from the sale of audio and imaging products for the cinema, television, broadcast, communication, and entertainment industries. Revenue from Dolby.io is also included in products and services.
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the first quarter of fiscal 2024, there are over 7,500 Dolby Atmos screens installed or committed and over 2,900 Dolby Atmos theatrical titles have been announced or released.
We also offer a variety of other cinema products, such as the Dolby Multichannel Amplifier and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than other commercially available options.
Key Challenges: Demand for our cinema products is dependent upon our partners and their success in the market, industry and economic cycles, box office performance, and our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in international markets, which are subject to geopolitical risks. Additionally, weakness in general economic conditions due to inflation, recession, pandemic or other worsening economic conditions could have a negative impact on our cinema-related revenue due to reduced consumer discretionary spending. We may also be faced with pricing pressures or competing technologies, which would affect our revenue. We have also experienced supply chain shortages and increased shipping costs that have created challenges to maintain the sufficient supply of cinema products to meet the demand in the market. In addition, supply chain constraints may impact our ability to provide cinema products and services to our customers. COVID-19 has also negatively impacted the financial health of our cinema customers and partners. In addition, the recently concluded strikes by the Writers Guild of America and SAG-AFTRA effectively halted the production, release and promotion of certain films for an extended period. The resulting impacts of those stoppages have resulted in, and may continue to lead to, decreased box office receipts in the near term, which could potentially impact exhibitors' willingness and ability to invest in our cinema products.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the critical accounting policies from those included in our fiscal 2023 Annual Report on Form 10-K filed with the SEC, as per Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included therein.
RESULTS OF OPERATIONS
For each line item included on our unaudited interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the unaudited interim condensed consolidated financial statements for the quarters ended December 29, 2023 and December 30, 2022. Note that adjustments related to sales-based royalties that were misreported by licensees as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change
Licensing	December 29, 2023	December 30, 2022	$	%
Revenue	$293,767	$308,011	$(14,244)	(5)%
Percentage of total revenue	93%	92%
Cost of licensing	15,736	13,359	2,377	18%
Gross margin	278,031	294,652	(16,621)	(6)%
Gross margin percentage	95%	96%

	Fiscal Quarter Ended
Licensing Revenue By Market	December 29, 2023		December 30, 2022
Broadcast	$112,416	38%	$117,334	38%
Mobile	35,287	12%	64,286	21%
CE	53,220	18%	55,083	18%
PC	29,679	10%	24,286	8%
Other	63,165	22%	47,022	15%
Total licensing revenue	$293,767	100%	$308,011	100%

Q1 2024 vs. Q1 2023

Factor	Licensing Revenue		Gross Margin
Mobile	â	Lower revenue from timing of minimum volume commitments and lower recoveries impacting foundational audio technologies, partially offset by higher revenue from our imaging patent programs	ßà	No significant fluctuations
Other	á	Higher revenue from imaging patent pool administrative fees and higher automotive revenue driven by higher adoption of Dolby Atmos
PC	á	Higher revenue from our imaging patent programs
Broadcast	â	Lower revenue due to a true-up in the prior year and lower recoveries primarily impacting foundational audio technologies, partially offset by higher from our imaging patent programs driven by minimum volume commitments
CE	â	Lower revenue driven by lower unit shipments for DMAs, primarily impacting foundational audio technologies, partially offset by higher recoveries and higher revenue from imaging patent programs

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

	Fiscal Quarter Ended		Change
Products and Services	December 29, 2023	December 30, 2022	$	%
Revenue	$21,807	$26,910	$(5,103)	(19)%
Percentage of total revenue	7%	8%
Cost of products and services	16,324	21,091	(4,767)	(23)%
Gross margin	5,483	5,819	(336)	(6)%
Gross margin percentage	25%	22%

Q1 2024 vs. Q1 2023

Factor	Products and Services Revenue		Gross Margin
Products	â	Lower cinema products revenue as compared to the prior year	á	Higher gross margin due to lower warranty expenses, lower royalty expenses and lower freight costs in the current quarter
Services	ßà	No significant fluctuations	ßà	No significant fluctuations

Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change
	December 29, 2023	December 30, 2022	$	%
Research and development	$67,033	$64,450	$2,583	4%
Percentage of total revenue	21%	19%
Q1 2024 vs. Q1 2023

Category	Key Drivers
Research and Development	ßà	No significant fluctuations

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

	Fiscal Quarter Ended		Change
	December 29, 2023	December 30, 2022	$	%
Sales and marketing	$79,003	$82,205	$(3,202)	(4)%
Percentage of total revenue	25%	25%
Q1 2024 vs. Q1 2023

Category	Key Drivers
Marketing Programs	á	Higher costs of $3.2 million primarily due to timing of marketing efforts for growth initiatives and branding activities in the current period
Legal, Professional, and Contractors	â	Lower costs of $1.2 million primarily due to reduced discretionary spending on contractors

General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation and amortization, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Quarter Ended		Change
	December 29, 2023	December 30, 2022	$	%
General and administrative	$65,166	$59,972	$5,194	9%
Percentage of total revenue	21%	18%
Q1 2024 vs. Q1 2023

Category	Key Drivers
Stock-based Compensation	á	Higher costs of $1.6 million primarily due to increased fair value of RSUs, and higher payroll salaries expense due to our acquisition of MPEG LA, L.L.C. ("MPEG LA") in fiscal 2023.

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

	Fiscal Quarter Ended		Change
	December 29, 2023	December 30, 2022	$	%
Restructuring charges	$6,091	$(244)	$6,335	(2,596)%
Percentage of total revenue	2%	—%
In September 2023, we initiated a restructuring plan with the purpose of focusing our resources on our highest strategic priorities. We recorded expense of $7.4 million in the first quarter of fiscal 2024 in severance and other related benefits offered to approximately 70 impacted employees. For additional information on our Restructuring programs, see Note 13 "Restructuring" to our unaudited interim condensed consolidated financial statements.
Other Income/Expense
Other income/expense primarily consists of interest income earned on cash and investments and the net gains or losses from foreign currency transactions, derivative instruments, our proportionate share of net income or losses from our equity method investment, and gains and losses on the sales of marketable securities from our investment portfolio.

	Fiscal Quarter Ended		Change
	December 29, 2023	December 30, 2022	$	%
Other income	$14,612	$5,894	$8,718	148%
Percentage of total revenue	5%	2%
Q1 2024 vs. Q1 2023

Category	Key Drivers
Interest Income	á	Higher yields on our current year investment balances due to increased interest rates
Other Income	á	Higher income from our equity method investment in the current year

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

	Fiscal Quarter Ended
	December 29, 2023	December 30, 2022
Provision for income taxes	$(13,252)	$(20,534)
Effective tax rate	16.4%	20.5%
Q1 2024 vs. Q1 2023

Factor	Impact On Effective Tax Rate
Foreign Operations	â	Higher benefit from earned income in lower tax jurisdictions
Stock-based Compensation	â	Higher benefit related to the settlement of stock-based awards

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of December 29, 2023, we had cash and cash equivalents of $656.8 million, which consisted of cash and highly-liquid money market funds and government bonds. In addition, we had short and long-term investments of $233.7 million, which primarily consisted of corporate bonds, government bonds, municipal debt securities, commercial paper, and U.S. agency securities.
The following table presents selected financial information as of December 29, 2023 and September 29, 2023 (in thousands):

	December 29, 2023	September 29, 2023
Cash and cash equivalents	$656,816	$745,364
Short-term investments	140,823	139,148
Long-term investments	92,876	97,812
Accounts receivable, net	293,228	262,245
Accounts payable and accrued liabilities	341,581	372,324
Working capital	1,057,259	1,065,578
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
Shareholder Return
We have returned cash to stockholders through both repurchases of Class A common stock under our repurchase program initiated in fiscal 2010 and our quarterly dividend program initiated in fiscal 2015. Refer to Note 9 "Stockholders' Equity and Stock-Based Compensation" to our unaudited interim condensed consolidated financial statements for a summary of dividend payments made under the program during fiscal 2024 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $2.8 billion of stock repurchases under the program.
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
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. In the first quarter of fiscal 2024, a quarterly dividend of $0.30 per share was paid on our Class A and Class B common stock to eligible stockholders of record.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the unaudited interim condensed consolidated statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).
Operating Activities

	Fiscal Quarter Ended
	December 29, 2023	December 30, 2022
Net cash provided by operating activities	$8,409	$56,395
Net cash provided by operating activities decreased $48.0 million in the fiscal quarter ended December 29, 2023 as compared to the fiscal quarter ended December 30, 2022, primarily due to the following:

Factor	Impact On Cash Flows
Operating assets and liabilities	â	Lower inflows due to higher contract assets, lower accounts payable and accrued liabilities, and higher accounts receivable
Investing Activities

	Fiscal Quarter Ended
	December 29, 2023	December 30, 2022
Net cash provided by investing activities	$633	$28,300
Net cash provided by investing activities was $27.7 million lower in the fiscal quarter ended December 29, 2023 as compared to the fiscal quarter ended December 30, 2022, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds from Investments	â	Lower inflows from the sale and maturity of marketable investment securities
Purchase of Investments	á	Lower outflows for the purchase of marketable investment securities, and other investments
Financing Activities

	Fiscal Quarter Ended
	December 29, 2023	December 30, 2022
Net cash used in financing activities	$(125,140)	$(90,093)
Net cash used in financing activities was $35.0 million higher in the fiscal quarter ended December 29, 2023 as compared to the fiscal quarter ended December 30, 2022, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	â	Higher outflows due to higher common stock repurchases in the current year
Shares Repurchased for Tax Withholdings	â	Higher outflows due to higher RSU fair value
Common Stock Issuance	á	Higher inflows from employee stock option exercises
Contractual Obligations and Commitments
Since the end of our fiscal year ended September 29, 2023, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business. For additional details regarding our contractual obligations, see Note 7 "Leases" and Note 15 "Commitments and Contingencies" to our unaudited interim condensed consolidated financial statements.
In the first quarter of fiscal 2024, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of December 29, 2023, we had cash and cash equivalents of $656.8 million, which consisted of cash and highly-liquid money market funds and government bonds. In addition, we had both short and long-term investments of $233.7 million, which consisted of corporate bonds, government bonds, municipal debt securities, commercial paper, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. As of December 29, 2023, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately ten months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of December 29, 2023, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $1.7 million and $0.8 million, respectively.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in Australia, China, Germany, Ireland, Poland, and the United Kingdom ("U.K."). Additionally, a portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:
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
The pre-tax gains attributed to the effective portion of cash flow hedges recognized in AOCI was $2.6 million in the first quarter of fiscal 2024 and was $5.2 million in the first quarter of fiscal 2023.
The pre-tax effective portion of the gains or losses reclassified to the unaudited interim condensed consolidated statements of operations was not material in the first quarter of fiscal 2024 and was a $1.0 million loss in the first quarter of fiscal 2023.

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
As of December 29, 2023 and September 29, 2023, the outstanding derivative instruments had maturities of equal to or less than 12 months, and the total notional amounts of outstanding contracts were $137.4 million and $134.8 million, respectively.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of December 29, 2023. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $4.8 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $4.8 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending December 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Additionally, as disclosed in our fiscal 2023 Annual Report on Form 10-K filed with the SEC, the Company acquired MPEG LA during fiscal 2023. We are in the process of integrating MPEG LA into the Company's overall internal control over financial reporting framework.

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
In order to increase the value of our technologies in the mobile market and increase OEM and software vendor demand for our decoding technologies, we have worked with online and mobile media content service providers to encode their content with our technologies. However, the online and mobile media content services markets are also characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent product and service introductions and short life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing or the removal of our technologies by these providers and may result in decreased revenue from our mobile market. Further, macroeconomic conditions such as inflation, geopolitical instability, global health risks, and other factors may adversely impact the ability of our partners to manufacture and distribute mobile devices and consumer demand for mobile devices.

Our revenue from the PC market is reliant on key partnerships and is vulnerable to macroeconomic risks. Our revenue from the PC market depends on several factors, including underlying PC unit shipments, the extent to which our technologies are included on computers, including through operating systems and various subsystems, and the terms of any royalties or other payments we receive. Further, we rely on a small number of partnerships with key participants in the PC market. If we are unable to maintain these key relationships, we may experience a decline in PCs incorporating our technologies. Further, demand for PCs has recently been declining and it remains uncertain when, if, and to what extent PC demand will return to historic levels. Macroeconomic conditions may also adversely impact PC manufacturing, supply chain and distribution, the timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
The success of Dolby Cinema and cinema product sales are subject to a number of factors beyond our control, such as the production of films in Dolby formats and broader cinema industry conditions. Revenue from Dolby Cinema and cinema product sales is subject to our ability to develop and implement new technologies, the pace of construction or upgrade of screens, the financial stability of exhibitors, the advent of new or competing technologies, and the willingness of movie studios to produce films in our Dolby Atmos and Dolby Vision formats. Although we have invested a substantial amount of time and resources developing Dolby Cinema, and expect to continue to invest and build partnerships in connection with the launch of Dolby Cinema locations, we may not continue to recognize a meaningful amount of revenue from these efforts in the near future. Additionally, we collaborate with multiple exhibitors in foreign markets, including Asia, Europe, and the Middle East, and we may face a number of risks in expanding Dolby Cinema in these and other new international markets. The revenue we receive from Dolby Cinema exhibitors is based on a portion of box-office receipts from the installed theaters, and the timing of such theater installations is dependent upon a number of factors beyond our control. In addition, the success of our Dolby Cinema offering will be tied to the pipeline and success of motion pictures available at Dolby Cinema locations generally. The success of Dolby Cinema and cinema products depends in large part on our ability to differentiate our offering, deploy new sites and installations in accordance with plans, provide a compelling experience, and attract and retain a viewing audience. A decrease in our ability to develop and introduce new cinema products and services successfully could affect licensing of our consumer technologies, because the strength of our brand and our ability to leverage professional product developments to introduce new consumer technologies could be negatively impacted. To the extent that we do not make progress in these areas or are faced with pricing pressures or competing technologies, our revenue may be adversely impacted.
Our revenue and associated demand for Dolby Cinema and cinema products are affected by cinema industry and macroeconomic conditions, which are subject to risks including consumer trends and box office performance generally, delays in cinematic releases, the seasonality of film releases and associated moviegoing attendance, and other events or conditions in the cinema industry. Cinema attendance and revenues have been reduced in the wake of COVID-19 and it remains uncertain when, if, and to what extent cinema attendance will return to pre-pandemic levels. Additionally, the recently concluded strikes by the Writers Guild of America and the Screen Actors Guild - American Federation of Television and Radio Artists (“SAG-AFTRA”) effectively halted the production, release and promotion of certain films for an extended period. The resulting impacts of those stoppages have resulted in, and may continue to lead to, decreased box office receipts in the near term, which directly impacts the revenue generated by Dolby Cinema theaters and could potentially impact exhibitors’ willingness and ability to invest in Dolby cinema products. Also, a portion of our opportunity lies in the China market, which is subject to unique economic and geopolitical risks. Furthermore, future growth of our cinema products offerings also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that such cinema industry and macroeconomic challenges constrain the growth of our Dolby Cinema and cinema products offerings, our revenue may be adversely impacted.

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
Consumer spending weakness may impact our licensees and licensing revenues generally. Weakness in general economic conditions due to inflation, elevated interest rates, lower consumer confidence, a potential recession, pandemic or other adverse economic conditions, may suppress consumer demand in our markets and consumers going to the movies. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, TVs, STBs, Blu-ray Disc players, video game consoles, AVRs, mobile devices, in-car entertainment systems, and home-theater systems, which makes revenue generated by such technologies vulnerable to weakness in consumer spending. Weakness in consumer spending may also lead to licensees and other customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Weakness in consumer spending may also increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
Our reliance on distributors may impact sales of certain products and present compliance risks. We rely significantly on a global network of independent, regional distributors to market and distribute our cinema products. Our distributor arrangements are non-exclusive and our distributors are not obligated to buy our products and can represent competing products. Thus, they may be unwilling or unable to dedicate the resources necessary to promote our portfolio of products. Our distributors could retain product channel inventory levels that exceed future anticipated sales, which could affect our future sales to those distributors. In addition, failure of our distributors to adhere to our policies designed to promote compliance with global anticorruption laws, export controls, and local laws, could subject us to criminal or civil penalties and stockholder litigation.
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
We recognize a material portion of our licensing revenue based on our estimate of shipments to which we expect our licensees to submit royalty statements. Upon receipt of actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. Additionally, our results of operations could be impacted to the extent that we are required to accelerate recognition of revenue under certain arrangements, potentially causing the amount of revenue we recognize to vary materially from quarter to quarter. While our reporting practices do not change the cash flows or total revenue we ultimately receive from our contracts with customers, they could result in changes to the timing of our reported revenue and income, which in turn could cause volatility in the price of our Class A common stock.
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
Our revenue could decline if we are unable to maintain patent coverage for our technologies. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of December 29, 2023, we had approximately 19,900 issued patents in addition to approximately 4,600 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through December 2046. If we are unable to refresh our technology with new patented inventions or expand our patent portfolio, our revenue could decline. In addition to patents covering technology we license directly, if patents we license through patent pool arrangements expire or we are otherwise unable to maintain our share of pool royalties, then our revenue could be impacted. Additionally, if patents licensed through patent pool arrangements are deemed not to be valuable by the licensees of such patent pools, they may not renew their licenses, which could impact our revenue.
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
Maintaining and enforcing our IP rights in the U.S. and abroad presents challenges to our business. Our licensing business depends in part on the uniform and consistent treatment of patent rights in the U.S. and abroad. Changes to the patent and intellectual property laws and regulations in the U.S. and abroad, including the regulation regarding SEP licensing in the EU referenced above, may limit our ability to obtain, license, and enforce our rights. Additionally, court and administrative rulings may interpret existing patent laws and regulations in ways that hurt our ability to obtain, license, and enforce our patents. We face challenges protecting our IP in foreign jurisdictions, including that our ability to enforce our contractual and IP rights, especially in countries that do not recognize and enforce IP rights to the same extent as the U.S., Japan, Korea, and European countries do, which increases the risk of unauthorized use of our technologies. Also, because of limitations in the legal systems in many countries, our ability to obtain and enforce patents in many countries is uncertain, and we must strengthen and develop relationships with entertainment industry participants worldwide to increase our ability to enforce our IP and contractual rights without relying solely on the legal systems in the countries in which we operate.
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

Production processes for our products are subject to interruption, delay, and other risks. Production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time or in a cost effective manner, which could harm our competitive position. We rely on contract manufacturers to manufacture our products and such reliance involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted, we may not be able to manufacture products on a timely basis. A shortage of manufacturing capacity for our products could negatively impact our operating results and damage our customer relationships. We may be unable to quickly adapt manufacturing capacity to rapidly changing market conditions, such as fluctuations in customer demand. Supply chain disruptions and extended lead times for semiconductor and electrical components may limit the availability of products and result in difficulty meeting demand.
We face threats to the confidentiality, integrity, and availability of our information systems, which could result in the misappropriation of sensitive information, disruption of our business, reputational damage, legal exposure, and financial losses. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain sensitive and confidential information, including our trade secrets and proprietary business information, and personal data, as well as content and information owned by or pertaining to our customers, suppliers and business partners. Protecting this information is critical to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. Our information technology systems, applications and infrastructure may be vulnerable to attacks by malicious actors including, but not limited to, nation-states and cyber criminals, malware, software defects or other technical malfunctions, ransomware attacks, or other disruptions. This sensitive, confidential or proprietary information may be misappropriated by third-party service providers or others who may inappropriately access or exfiltrate that information from a third-party service provider's system.
The number and sophistication of cyber attacks and disruptions that companies have experienced has increased over the past few years, including computer viruses, malware, ransomware, cyber extortion, social engineering, denial of service, supply chain attacks, and other similar attacks and disruptions. These risks could be elevated in connection with geopolitical conflicts. Measures we have undertaken to protect our information systems may be unsuccessful in deterring or repelling malicious actors. Since techniques used by malicious actors (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our detection and response, or impede the effectiveness of our response, our operations and ability to limit our exposure to third-party claims and other potential liability. Attacks on our systems have occurred in the past and may occur, and be successful, in the future. Such risks are also faced by our third-party service providers and others, which forms another vector for malicious attacks on our systems.
We also may suffer data security breaches and the unauthorized access to, misuse or acquisition of, personal data or other sensitive and confidential information as the result of intentional or inadvertent breaches or other compromises, including by our employees or service providers. Any data security breach or other incident, whether external or internal in origin, could compromise our networks and systems, create system disruptions or slowdowns and exploit security vulnerabilities of our products. Any such breach or other incident can result in the information stored on our networks and systems, or our vendors' networks and systems, being improperly accessed or acquired, publicly disclosed, lost, stolen, modified, made unavailable, or otherwise processed without authorization, and any such breach or other incident, or the perception any has occurred, could subject us to demands, litigation, and liability to our customers, suppliers, business partners and others, as well as regulatory investigations and other proceedings, fines, penalties, and other liabilities, and brand and reputational damage. We make efforts to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools, but in some cases preventive and remedial action might not be sufficient or successful. Disruptions to our information technology systems, due to outages, security breaches or other causes, could also have severe consequences to our business, including financial loss and reputational damage.
We must comply with a variety of data privacy regulations. Compliance with such regulations can be costly and failure to comply may affect our operations, financial performance, and business. A variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. These laws and regulations are evolving, including with respect to the development and use of AI/ML technologies, and may result in ever-increasing obligations and regulatory and public scrutiny and escalating levels of enforcement and sanctions. For example, the California Privacy Rights Act (CPRA), as well as obligations under other recently-enacted and forthcoming privacy laws, including those in other states, may require us to further modify certain of our information practices and could subject us to additional compliance costs and expenses. Our actual or perceived failure to adequately comply with applicable laws and regulations relating to privacy and data protection (including regimes such as the California Consumer Privacy Act, as amended and supplemented by the CPRA, and continuing developments in the European Union, U.K., and U.S. data privacy frameworks that are rapidly evolving) could result in regulatory fines, investigations and other proceedings, penalties and other liabilities, claims for damages by affected individuals, and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance, and business. Our commercial and cybersecurity insurance policies may be insufficient to insure us against these risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.
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
Many of the markets for our products and for products in which our technologies are incorporated are price sensitive. The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to increase the adoption of our technologies in online content and portable devices, such as tablets and smartphones. Such pricing pressures may be exacerbated by elevated rates of inflation, which may cause device manufacturers to take additional steps to limit costs. Retail prices for consumer entertainment products that include our audio technologies, such as home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in additional downward pressure on the licensing fees we charge. Further, Dolby.io faces pricing pressure from other platforms offering similar solutions that may be able to offer competing services at lower prices.
We face competitive risks in situations where our customers are also current or potential competitors. We face competitive risks in situations where our customers are also current or potential competitors. For example, Samsung is a significant customer, but some of its technologies are competitive with some of our consumer and cinema technologies. Our customers may choose to use competing technologies they have developed or in which they have an interest rather than use our technologies. The existence of important customer relationships may influence which strategic opportunities we pursue, as we may forgo some opportunities in the interests of preserving a critical customer relationship.
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

Our M&A activity is subject to certain risks, including risks associated with integrating acquired businesses. We evaluate a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions in connection with, among other things, our efforts to strengthen our audio and cinema businesses and expand beyond audio technologies. Although we cannot predict whether or not we will complete any such acquisitions or other transactions in the future, any of these transactions could be significant in relation to our market capitalization, financial condition, or results of operations. The process of integrating an acquired company, business, or technology may create unforeseen difficulties and expenditures. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages; currency risks; and risks associated with the economic, political, and regulatory environment in specific countries. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, and write-offs of goodwill. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all, particularly during times of market volatility, elevated interest rates, and general economic instability. Also, the anticipated benefits of our acquisitions may not materialize.
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
LEGAL AND REGULATORY COMPLIANCE
Conducting business internationally presents a number of risks to our business, including trade restrictions and changing, unpredictable, and/or inconsistent laws in the jurisdictions in which we operate. We are dependent on international sales for a substantial amount of our total revenue. Approximately 63% and 70% of our revenue was derived outside of the U.S. in the fiscal quarters ended December 29, 2023 and December 30, 2022, respectively. We are subject to a number of risks related to conducting business internationally, including:

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
•Potential adverse changes in the political, social, and/or economic stability of or conflicts within the regions in which we operate (including Europe, Russia, Asia, the Middle East, North Africa, Latin America and other emerging markets) or in diplomatic relations between governments, including policy changes, turmoil or disruptions resulting from elections or other leadership changes;
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
Certain foreign governments, particularly China, have advanced arguments under their competition laws that exert downward pressure on royalties for IP. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws. From time to time, we are the subject of requests for information, market conduct examinations, inquiries or investigations by industry groups and/or regulatory agencies in these jurisdictions. For instance, the Korean Fair Trade Commission requested information relating to our business practices in South Korea on various occasions, and initially made findings regarding the audit of a single customer. In July 2023, that determination was overturned by the Korean Civil court and thus the matter was fully resolved in Dolby’s favor. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, our results could be negatively impacted and we could be exposed to costly and time-consuming legal proceedings.
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
Changes in U.S. tax law, including the Tax Cuts and Jobs Act ("Tax Act") and the Inflation Reduction Act, may affect our business. These provisions, their interpretations, and other proposed changes to law could further impact our corporate trading structure and adversely affect our tax rate and cash flow in future years.
In addition, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has made changes to many long-standing transfer pricing and cross-border taxation rules that affect our operations. The OECD has introduced a framework to implement a 15% global minimum corporate tax, referred to as Pillar 2 or the minimum tax directive. The minimum tax directive has been adopted by the EU for implementation by its Member States into national legislation and may be adopted by other jurisdictions, including the U.S. Further, the OECD, European Commission, EU Member States and other individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, it is possible that these law changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
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

STOCK-RELATED ISSUES
The Dolby family has control over stockholder decisions as a result of the control of a majority of the voting power of our outstanding common stock by them and their affiliates. At December 29, 2023, the Dolby family and their affiliates owned 311,672 shares of our Class A common stock and 36,012,733 shares of our Class B common stock. As of December 29, 2023, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
GENERAL RISK FACTORS
Macroeconomic conditions, including inflation, elevated interest rates, supply chain constraints, and the lasting effects of COVID-19 have impacted and may continue to impact the markets we serve and our business and results of operations. Our revenue and operations and the markets we serve have been, and may continue to be, impacted by macroeconomic conditions, including but not limited to, inflation, elevated interest rates, COVID-19-related economic impacts, supply chain constraints, increased shipping costs, international conflicts, reduced discretionary consumer spending, and reduced new product investment by our customers caused by elevated interest rates and lower demand. The current macroeconomic environment has negatively impacted, and may continue to negatively impact, many of our licensees and that directly impacts, and may continue to impact, our financial results. The impacts of the current macroeconomic environment on our partners have resulted in, and may continue to cause, the disruption of consumer products' supply chains, shortages of certain semiconductor components, and delays in shipments, product development, and product launches. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, we may be negatively impacted by delays in transaction cycles and our recoveries efforts due to the noted macroeconomic conditions and related uncertainty. The future implications of these macroeconomic conditions on our business, the markets we serve, results of operations and overall financial position remain uncertain.
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
The following table provides information regarding our share repurchases made under the program during the first quarter of fiscal 2024:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
September 30, 2023 - October 27, 2023	506,979	$80.46	506,979	$170.8 million
October 28, 2023 - November 24, 2023	326,879	$84.28	326,879	$143.2 million
November 25, 2023 - December 29, 2023	133,931	$87.02	133,931	$131.6 million
Total	967,789		967,789
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program as of the end of the applicable period and excludes commission costs.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ending December 29, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith

10.1*	2024 Dolby Executive Bonus Plan	Form 8-K	001-32431	November 14, 2023
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*     Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 1, 2024

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)