Form 10-Q
period 2024-03-29
Dolby Laboratories, Inc.
filed 2024-05-02
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On April 26, 2024, the registrant had 59,749,655 shares of Class A common stock, par value $0.001 per share, and 36,085,779 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended March 29, 2024

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 29, 2024	September 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$709,535	$745,364
Restricted cash	114,821	72,602
Short-term investments	115,863	139,148
Accounts receivable, net of allowance for credit losses of $6,213 and $9,683	282,131	262,245
Contract assets, net of allowance for credit losses of $105 and $138	243,170	182,130
Inventories, net	35,797	35,623
Prepaid expenses and other current assets	50,421	50,692
Total current assets	1,551,738	1,487,804
Long-term investments	127,973	97,812
Property, plant, and equipment, net	481,492	481,581
Operating lease right-of-use assets	43,057	40,199
Intangible assets, net	152,149	167,427
Goodwill	408,652	408,409
Deferred taxes	208,494	201,860
Other non-current assets	71,173	94,674
Total assets	$3,044,728	$2,979,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,727	$20,925
Accrued liabilities	362,883	351,399
Income taxes payable	8,384	4,769
Contract liabilities	37,702	31,505
Operating lease liabilities	14,206	13,628
Total current liabilities	442,902	422,226
Non-current contract liabilities	36,453	39,997
Non-current operating lease liabilities	37,711	37,020
Other non-current liabilities	89,975	108,339
Total liabilities	607,041	607,582

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 59,737,770 shares issued and outstanding at March 29, 2024 and 59,673,633 at September 29, 2023	53	53
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 36,085,779 shares issued and outstanding at March 29, 2024 and 36,085,779 at September 29, 2023	41	41
Retained earnings	2,449,876	2,391,990
Accumulated other comprehensive loss	(29,068)	(36,984)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,420,902	2,355,100
Noncontrolling interest	16,785	17,084
Total stockholders’ equity	2,437,687	2,372,184
Total liabilities and stockholders’ equity	$3,044,728	$2,979,766
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenue:
Licensing	$338,240	$351,608	$632,007	$659,619
Products and services	26,283	24,283	48,090	51,193
Total revenue	364,523	375,891	680,097	710,812

Cost of revenue:
Cost of licensing	15,318	21,365	31,054	34,724
Cost of products and services	23,459	19,684	39,783	40,775
Total cost of revenue	38,777	41,049	70,837	75,499

Gross profit	325,746	334,842	609,260	635,313

Operating expenses:
Research and development	62,493	67,951	129,526	132,401
Sales and marketing	90,038	95,695	169,041	177,900
General and administrative	66,742	61,939	131,908	121,911
Restructuring charges/(credits)	(2,495)	33	3,596	(211)
Total operating expenses	216,778	225,618	434,071	432,001

Operating income	108,968	109,224	175,189	203,312

Other income/(expense):
Interest income/(expense), net	8,597	6,807	17,784	11,604
Other income, net	4,183	1,250	9,608	2,347
Total other income	12,780	8,057	27,392	13,951

Income before income taxes	121,748	117,281	202,581	217,263
Provision for income taxes	(23,534)	(21,398)	(36,786)	(41,932)
Net income including noncontrolling interest	98,214	95,883	165,795	175,331
Less: net income attributable to noncontrolling interest	(384)	(187)	(984)	(260)
Net income attributable to Dolby Laboratories, Inc.	$97,830	$95,696	$164,811	$175,071

Net income per share:
Basic	$1.02	$1.00	$1.72	$1.83
Diluted	$1.01	$0.98	$1.69	$1.80
Weighted-average shares outstanding:
Basic	95,718	95,820	95,547	95,862
Diluted	96,856	97,298	97,397	97,392

Related party rent expense:
Included in net income attributable to noncontrolling interest	$71	$71	$142	$142

Cash dividend declared per common share	$0.30	$0.27	$0.60	$0.54
Cash dividend paid per common share	$0.30	$0.27	$0.60	$0.54
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net income including noncontrolling interest	$98,214	$95,883	$165,795	$175,331
Other comprehensive income:
Currency translation adjustments gains/(losses), net of tax benefit/(expense) of $0, $0, $0, and $0	(6,265)	2,497	5,384	16,878
Unrealized gains/(losses) on investments, net of tax benefit/(expense) of ($8), $1, $4, and $38	(184)	1,635	1,772	2,991
Unrealized gains/(losses) on cash flow hedges, net of tax benefit/(expense) of $332, $(67), $(352), and $89	(1,252)	391	839	4,723
Total other comprehensive income/(loss), net of tax	(7,701)	4,523	7,995	24,592

Total comprehensive income	90,513	100,406	173,790	199,923
Less: comprehensive income attributable to noncontrolling interest	(323)	(261)	(1,063)	(637)
Comprehensive income attributable to Dolby Laboratories, Inc.	$90,190	$100,145	$172,727	$199,286
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 29, 2023	$94	$—	$2,367,182	$(21,428)	$2,345,848	$16,462	$2,362,310
Net income	—	—	97,830	—	97,830	384	98,214
Other comprehensive loss, net of tax	—	—	—	(7,640)	(7,640)	(61)	(7,701)
Stock-based compensation expense	—	28,915	—	—	28,915	—	28,915
Capitalized stock-based compensation expense	—	110	—	—	110	—	110
Repurchase of common stock	—	(38,577)	13,580	—	(24,997)	—	(24,997)
Cash dividends declared and paid on common stock	—	—	(28,716)	—	(28,716)	—	(28,716)
Common stock issued under employee stock plans	—	11,044	—	—	11,044	—	11,044
Tax withholdings on vesting of restricted stock	—	(1,492)	—	—	(1,492)	—	(1,492)
Balance at March 29, 2024	$94	$—	$2,449,876	$(29,068)	$2,420,902	$16,785	$2,437,687

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at September 29, 2023	$94	$—	$2,391,990	$(36,984)	$2,355,100	$17,084	$2,372,184
Net income	—	—	164,811	—	164,811	984	165,795
Other comprehensive income, net of tax	—	—	—	7,916	7,916	79	7,995
Distributions to noncontrolling interest	—	—	—	—	—	(1,047)	(1,047)
Stock-based compensation expense	—	60,809	—	—	60,809	—	60,809
Capitalized stock-based compensation expense	—	205	—	—	205	—	205
Repurchase of common stock	(1)	(54,664)	(50,334)	—	(104,999)	—	(104,999)
Cash dividends declared and paid on common stock	—	—	(57,268)	—	(57,268)	—	(57,268)
Common stock issued under employee stock plans	1	29,344	—	—	29,345	—	29,345
Tax withholdings on vesting of restricted stock	—	(36,054)	—	—	(36,054)	—	(36,054)
Deconsolidation of subsidiary	—	—	677	—	677	(677)	—
Equity issued in connection with business combination	—	360	—	—	360	362	722
Balance at March 29, 2024	$94	$—	$2,449,876	$(29,068)	$2,420,902	$16,785	$2,437,687

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 30, 2022	$95	$—	$2,319,358	$(31,875)	$2,287,578	$4,947	$2,292,525
Net income	—	—	95,696	—	95,696	187	95,883
Other comprehensive income, net of tax	—	—	—	4,449	4,449	74	4,523
Stock-based compensation expense	—	29,827	—	—	29,827	—	29,827
Capitalized stock-based compensation expense	—	330	—	—	330	—	330
Repurchase of common stock	—	(38,797)	(11,067)	—	(49,864)	—	(49,864)
Cash dividends declared and paid on common stock	—	—	(25,872)	—	(25,872)	—	(25,872)
Common stock issued under employee stock plans	—	10,440	—	—	10,440	—	10,440
Tax withholdings on vesting of restricted stock	—	(1,800)	—	—	(1,800)	—	(1,800)
Balance at March 31, 2023	$95	$—	$2,378,115	$(27,426)	$2,350,784	$5,208	$2,355,992

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at September 30, 2022	$94	$—	$2,297,730	$(51,641)	$2,246,183	$4,837	$2,251,020
Net income	—	—	175,071	—	175,071	260	175,331
Other comprehensive income, net of tax	—	—	—	24,215	24,215	377	24,592
Distributions to noncontrolling interest	—	—	—	—	—	(266)	(266)
Stock-based compensation expense	—	61,067	—	—	61,067	—	61,067
Capitalized stock-based compensation expense	—	671	—	—	671	—	671
Repurchase of common stock	(1)	(56,330)	(42,945)	—	(99,276)	—	(99,276)
Cash dividends declared and paid on common stock	—	—	(51,741)	—	(51,741)	—	(51,741)
Common stock issued under employee stock plans	2	21,392	—	—	21,394	—	21,394
Tax withholdings on vesting of restricted stock	—	(26,800)	—	—	(26,800)	—	(26,800)
Balance at March 31, 2023	$95	$—	$2,378,115	$(27,426)	$2,350,784	$5,208	$2,355,992

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	March 29, 2024	March 31, 2023
Operating activities:
Net income including noncontrolling interest	$165,795	$175,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,890	40,388
Stock-based compensation	60,809	61,067
Amortization of operating lease right-of-use assets	5,847	6,565
Amortization of premium on investments	(1,757)	37
Benefit from credit losses	(1,454)	(2,072)
Deferred income taxes	(6,779)	(19,544)
Other non-cash items affecting net income	(2,500)	(4,417)
Changes in operating assets and liabilities:
Accounts receivable, net	(18,509)	(37,769)
Contract assets, net	(61,008)	(99,162)
Inventories	(7,836)	(4,728)
Operating lease right-of-use assets	(7,848)	(2,643)
Prepaid expenses and other assets	33,527	12,943
Accounts payable and accrued liabilities	3,923	21,609
Income taxes, net	5,215	17,370
Contract liabilities	2,651	3,852
Operating lease liabilities	1,028	(5,415)
Other non-current liabilities	(17,176)	(2,475)
Net cash provided by operating activities	189,818	160,937

Investing activities:
Purchases of marketable securities	(104,135)	(80,561)
Proceeds from sales of marketable securities	4,451	52,345
Proceeds from maturities of marketable securities	97,459	94,843
Purchases of property, plant, and equipment	(15,015)	(14,741)
Net cash provided by (used in) investing activities	(17,240)	51,886

Financing activities:
Proceeds from issuance of common stock	29,345	21,394
Repurchase of common stock	(104,999)	(99,276)
Payment of cash dividend	(57,268)	(51,741)
Distribution to noncontrolling interest	(1,047)	(266)
Shares repurchased for tax withholdings on vesting of restricted stock	(36,054)	(26,800)
Equity issued in connection with business combination	722	—
Payment of deferred consideration for prior business combinations	—	(500)
Net cash used in financing activities	(169,301)	(157,189)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	3,113	9,415
Net increase/(decrease) in cash, cash equivalents, and restricted cash	6,390	65,049
Cash, cash equivalents, and restricted cash at beginning of period	817,966	628,371
Cash, cash equivalents, and restricted cash at end of period	$824,356	$693,420

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$38,582	$27,468

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	7,957	1,635
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
The results for the fiscal quarter and year-to-date period ended March 29, 2024 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 27, 2024.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended March 29, 2024 and March 31, 2023. Our fiscal years ending September 27, 2024 (fiscal 2024) and September 29, 2023 (fiscal 2023) each consist of 52 weeks.

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
•Services.   We provide various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training, mixing room alignment, equalization, as well as audio, color and light image calibration. We also offer solutions through our platform Dolby.io to companies building real-time digital experiences that increase audience engagement. Our solution provides the capability to stream high quality audiovisual content in ultra-low latency which reduces the delay between the action and the viewer.
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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements within the following two quarters. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the second quarter of fiscal 2024, we recorded an unfavorable adjustment of approximately $6 million, which was primarily related to our estimates of shipments that occurred in the prior two quarters.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of March 29, 2024, we had $74.2 million of remaining performance obligations, 34% of which we expect to recognize as revenue in fiscal 2024, 26% in fiscal 2025, and the balance of 40% in fiscal years beyond 2025.
F.Disaggregation of Revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	March 29, 2024		March 31, 2023		March 29, 2024		March 31, 2023
Licensing	$338,240	93%	$351,608	94%	$632,007	93%	$659,619	93%
Products and services	26,283	7%	24,283	6%	48,090	7%	51,193	7%
Total revenue	$364,523	100%	$375,891	100%	$680,097	100%	$710,812	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	March 29, 2024		March 31, 2023		March 29, 2024		March 31, 2023
Broadcast	$105,480	31%	$128,971	37%	$217,896	34%	$246,305	37%
Mobile	88,690	26%	93,126	26%	123,977	20%	157,412	24%
CE	42,221	12%	39,015	12%	95,441	15%	94,098	14%
PC	49,938	15%	43,347	12%	79,617	13%	67,633	10%
Other	51,911	16%	47,149	13%	115,076	18%	94,171	15%
Total licensing revenue	$338,240	100%	$351,608	100%	$632,007	100%	$659,619	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Geographic Location	March 29, 2024		March 31, 2023		March 29, 2024		March 31, 2023
United States	$146,638	40%	$177,082	47%	$261,823	38%	$277,344	39%
International	217,885	60%	198,809	53%	418,274	62%	433,468	61%
Total revenue	$364,523	100%	$375,891	100%	$680,097	100%	$710,812	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance and deferred revenue that is typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our unaudited interim condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. We recognized $7.3 million in the second quarter of fiscal 2024 and $19.5 million in the fiscal year-to-date period ended March 29, 2024 from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	March 29, 2024	September 29, 2023	Change ($)	Change (%)
Accounts receivable, net	$282,131	$262,245	$19,886	8%
Contract assets, net	243,170	182,130	61,040	34%
Contract liabilities - current	37,702	31,505	6,197	20%
Contract liabilities - non-current	36,453	39,997	(3,544)	(9)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our unaudited interim condensed consolidated balance sheets as of March 29, 2024 and September 29, 2023 (in thousands).
Accounts Receivable and Contract Assets

	March 29, 2024	September 29, 2023
Trade accounts receivable	$132,787	$137,820
Accounts receivable from patent administration program licensees	155,557	134,108
Contract assets	243,275	182,268
Accounts receivable and contract assets, gross	531,619	454,196
Less: allowance for credit losses on accounts receivable and contract assets	(6,318)	(9,821)
Total accounts receivable and contract assets, net	$525,301	$444,375
Accounts receivable as of March 29, 2024 and September 29, 2023, respectively, includes unbilled accounts receivable balances of $151.0 million and $150.4 million, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via LA's unconditional right to consideration related to its patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to S&M and G&A	Additions/(Deductions)	Ending Balance
For fiscal year-to-date period ended March 29, 2024	10,969	(1,454)	(2,103)	7,412
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of March 29, 2024 and September 29, 2023.
Inventories

	March 29, 2024	September 29, 2023
Raw materials	$3,250	$6,203
Work in process	5,426	3,972
Finished goods	27,121	25,448
Total inventories	$35,797	$35,623
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our unaudited interim condensed consolidated balance sheets. We have included $12.8 million and $8.1 million of inventory within non-current assets as of March 29, 2024 and September 29, 2023, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

	March 29, 2024	September 29, 2023
Prepaid expenses	$28,753	$24,435
Other current assets	21,668	26,257
Total prepaid expenses and other current assets	$50,421	$50,692

Accrued Liabilities

	March 29, 2024	September 29, 2023
Amounts payable to patent administration program partners	$207,317	$150,509
Accrued compensation and benefits	80,295	118,728
Accrued professional fees	11,592	18,632
Unpaid property, plant, and equipment additions	21,576	18,002
Accrued customer refunds	2,578	3,878
Accrued market development funds	6,416	5,010
Other accrued liabilities	33,109	36,640
Total accrued liabilities	$362,883	$351,399
Other Non-Current Liabilities

	March 29, 2024	September 29, 2023
Supplemental retirement plan obligations	$4,544	$4,302
Non-current tax liabilities (1)	73,312	74,482
Other liabilities	12,119	29,555
Total other non-current liabilities	$89,975	$108,339
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

	March 29, 2024
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$703,418	$—	$—	$703,418	$703,418	$—	$—
Cash equivalents:
Money market funds	6,117	—	—	6,117	6,117	—	—
Cash and cash equivalents	709,535	—	—	709,535	709,535	—	—

Short-term investments:
Government bonds	32,281	2	(401)	31,882	30,989	893	—
Commercial paper	14,952	1	(20)	14,933	—	14,933	—
Corporate bonds	57,217	12	(244)	56,985	—	56,985	—
Municipal debt securities	12,156	—	(93)	12,063	—	12,063	—
Short-term investments	116,606	15	(758)	115,863	30,989	84,874	—

Long-term investments:
Government bonds	34,626	10	(221)	34,415	34,415	—	—
Corporate bonds	70,253	133	(232)	70,154	—	70,154	—
Municipal debt securities	11,053	7	(39)	11,021	—	11,021	—
Other investments (1)	12,383	—	—	12,383	—	—	—
Long-term investments	128,315	150	(492)	127,973	34,415	81,175	—

Total cash, cash equivalents, and investments	$954,456	$165	$(1,250)	$953,371	$774,939	$166,049	$—

Investments held in supplemental retirement plan:
Assets	$4,642	$—	$—	$4,642	$4,642	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,642	$—	$—	$4,642	$4,642	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$968	$—	$968	$—	$968	$—
(1)Other investments as of March 29, 2024 is primarily comprised of an equity method investment of $6.9 million and an equity security without a readily determinable fair value, valued at $5.0 million. The equity method investment is measured at cost minus impairment, if any, adjusted for our proportionate share of the investee's net income or loss. Our share of the equity method investee's net income or loss is included in other income/(expense), net on the unaudited interim condensed consolidated statements of operations. Our share of the equity method investee's net income was $3.6 million in the second quarter of fiscal 2024 and was not material in the second quarter of fiscal 2023. Our share of the equity method investee's net income was $6.9 million in the fiscal year-to-date period ended March 29, 2024 and was $1.7 million in the fiscal year-to-date period ended March 31, 2023.

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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for greater than twelve months as of March 29, 2024 and September 29, 2023 (in thousands):

	March 29, 2024				September 29, 2023
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$—	$—	$—	$—	$853	$(7)	$—	$—
Government bonds	29,859	(183)	19,336	(440)	26,756	(247)	40,235	(1,183)
Commercial paper	11,267	(20)	—	—	5,840	(3)	—	—
Corporate bonds	64,105	(200)	14,763	(275)	79,846	(461)	14,634	(558)
Municipal debt securities	11,641	(54)	5,479	(78)	23,365	(203)	8,166	(206)
Total	$116,872	$(457)	$39,578	$(793)	$136,660	$(921)	$63,035	$(1,947)
Although we had certain securities that were in an unrealized loss position as of March 29, 2024 and September 29, 2023, we expect to recover the full carrying value of these securities.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of March 29, 2024 and September 29, 2023, which are recorded within cash equivalents and both short and long-term investments in our unaudited interim condensed consolidated balance sheets (in thousands):

	March 29, 2024		September 29, 2023
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$122,724	$121,980	$283,229	$282,225
Due in 1 to 2 years	85,045	84,737	67,679	66,075
Due in 2 to 5 years	30,887	30,853	20,743	20,493
Total	$238,656	$237,570	$371,651	$368,793

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations.
As of March 29, 2024 and September 29, 2023, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	March 29, 2024	September 29, 2023
Land	$41,942	$41,902
Buildings and building improvements	288,095	287,799
Leasehold improvements	81,250	79,988
Machinery and equipment	154,178	152,675
Computer equipment and software	237,503	233,224
Furniture and fixtures	30,333	32,629
Equipment provided under operating leases	220,864	211,910
Construction-in-progress	24,600	18,327
Property, plant, and equipment, gross	1,078,765	1,058,454
Less: accumulated depreciation	(597,273)	(576,873)
Property, plant, and equipment, net	$481,492	$481,581

7. Leases
As Lessee
As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the noncontrolling interests in our consolidated subsidiaries. The following table presents the maturity analysis of lease liabilities (in thousands):

March 29, 2024
Operating Leases
Remainder of Fiscal 2024	$8,618
Fiscal 2025	15,221
Fiscal 2026	9,076
Fiscal 2027	7,776
Fiscal 2028	7,063
Thereafter	15,493
Total undiscounted lease payments	63,247
Less: imputed interest	(11,330)
Total lease liabilities	$51,917
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Operating Lease Income
Variable operating lease income	$7,023	$10,657	$13,338	$16,985
Fixed operating lease income	795	781	1,607	1,528
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $0.9 million and $1.0 million as of March 29, 2024 and September 29, 2023, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.

The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	March 29, 2024
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2024	$300	$620
Fiscal 2025	1,110	620
Fiscal 2026	932	220
Fiscal 2027	—	220
Fiscal 2028	—	220
Total undiscounted cash flows	$2,342	1,900
Less: Carrying value of lease receivables		(659)
Difference		$1,241

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 29, 2023	$408,409
Translation adjustments	243
Balance at March 29, 2024	$408,652
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, customer relationships and contracts, and trademarks. Intangible assets subject to amortization consisted of the following (in thousands):

	March 29, 2024			September 29, 2023
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$350,519	$(280,832)	$69,687	$350,406	$(270,750)	$79,656
Customer relationships	148,806	(66,362)	82,444	148,794	(61,049)	87,745
Other intangible assets	22,798	(22,780)	18	22,781	(22,755)	26
Total	$522,123	$(369,974)	$152,149	$521,981	$(354,554)	$167,427
There were no purchases of intangible assets during the second quarter of fiscal 2024 and during the second quarter of fiscal 2023, or during the fiscal year-to-date periods ended March 29, 2024 and March 31, 2023, respectively.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations. Amortization expense was $7.4 million and $7.0 million in the second quarter of fiscal 2024 and 2023, respectively, and $15.0 million and $13.3 million in the fiscal year-to-date periods ended March 29, 2024 and March 31, 2023, respectively. As of March 29, 2024, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2024	$15,022
2025	15,786
2026	15,268
2027	14,748
2028	14,589
Thereafter	76,736
Total	$152,149

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of March 29, 2024, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of March 29, 2024, we had 59,737,770 shares of Class A common stock and 36,085,779 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
As of March 29, 2024, an aggregate of 228,108 shares of PSOs were exercisable and outstanding.

The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding as of September 29, 2023	3,720	$66.13
Grants	271	87.49
Exercises	(408)	53.02
Forfeitures and cancellations	(49)	89.66
Options outstanding as of March 29, 2024	3,534	69.01	5.33	$56,345
Options vested and expected to vest as of March 29, 2024	3,388	68.72	5.25	56,100
Options exercisable as of March 29, 2024	2,767	$65.60	4.47	53,313
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on March 29, 2024 of $83.77 and excludes the impact of options that were not in-the-money.
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
The following table summarizes information on PSUs granted to our officers that have not vested as of March 29, 2024:

	Aggregate Shares Granted	Potential Shares at Vest Date (at 200% of Target)
December 15, 2021	60,301	120,602
December 15, 2022	90,613	181,226
December 15, 2023	77,283	154,566
On December 16, 2019, we granted PSUs to our executive officers for an aggregate of 62,000 shares, which vested in December 2022 at 81% of the target award amount. On December 15, 2020, we granted PSUs to our executive officers for an aggregate of 66,138 shares, which vested in December 2023 at 80% of the target award amount. As of March 29, 2024, PSUs which would vest for an aggregate of 220,082 shares at the target award amount (440,164 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of September 29, 2023	3,747	$78.62
Granted	1,639	84.07
Vested	(1,200)	78.65
Forfeitures	(306)	81.57
Non-vested as of March 29, 2024	3,880	$80.68
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year-To-Date Ended
	March 29, 2024	March 31, 2023
Expected term (in years)	4.86	4.82
Risk-free interest rate	3.9%	3.6%
Expected stock price volatility	29.4%	29.4%
Dividend yield	1.4%	1.6%
There were no stock options granted during the second quarters of fiscal 2024 and fiscal 2023.
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
The following two tables separately present stock-based compensation expense both by award type and classification in our unaudited interim condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Compensation expense
Stock options	$1,505	$2,008	$3,630	$4,413
Restricted stock units (1) (2)	26,331	26,544	55,347	54,096
Employee stock purchase plan	1,079	1,275	1,832	2,558
Total stock-based compensation	28,915	29,827	60,809	61,067
Estimated benefit from income taxes	(4,143)	(4,497)	(9,142)	(9,199)
Total stock-based compensation, net of tax	$24,772	$25,330	$51,667	$51,868
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.1 million and $0.3 million of capitalized stock-based compensation related to internal-use software in the second quarter of fiscal 2024 and in the second quarter of fiscal 2023, respectively, and excludes $0.2 million and $0.7 million in the fiscal year-to-date periods ended March 29, 2024 and March 31, 2023, respectively.
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Compensation expense
Cost of products and services	$356	$431	$766	$934
Research and development	8,949	9,472	19,055	20,148
Sales and marketing	9,927	10,276	20,408	21,003
General and administrative	9,683	9,648	20,580	18,982
Total stock-based compensation	28,915	29,827	60,809	61,067
Estimated benefit from income taxes	(4,143)	(4,497)	(9,142)	(9,199)
Total stock-based compensation, net of tax	$24,772	$25,330	$51,667	$51,868

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the second quarters of fiscal 2024 and fiscal 2023, or in the fiscal year-to-date periods ended March 29, 2024 and March 31, 2023.

Unrecognized Compensation Expense.    As of March 29, 2024, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $12.9 million, which is expected to be recognized over a weighted-average period of 2.8 years. As of March 29, 2024, total unrecognized compensation expense associated with RSUs expected to vest was approximately $236.8 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of March 29, 2024 (in thousands):

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
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be returned to the status of authorized but unissued shares of Class A common stock. As of March 29, 2024, the remaining authorization to purchase additional shares was $106.6 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2024:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 29, 2023	967,789	$80,002	$82.66
Q2 - Quarter ended March 29, 2024	294,400	24,997	84.91
Total	1,262,189	$104,999
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2024:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 29, 2023	February 1, 2024	February 13, 2024	February 22, 2024	$0.30	$28.7 million
Q2 - Quarter ended March 29, 2024	May 2, 2024	May 14, 2024	May 22, 2024	$0.30	$28.7 million	(1)
(1)The dividend payment amount for the dividend declared in the second quarter of fiscal 2024 is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our unaudited interim condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended March 29, 2024				Fiscal Year-To-Date Ended March 29, 2024
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(902)	$1,894	$(22,420)	$(21,428)	$(2,858)	$(197)	$(33,929)	$(36,984)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	(295)	(2,425)	—	(2,720)	1,716	162	—	1,878
Foreign currency translation gains/(losses) (1)	—	—	(6,204)	(6,204)	—	—	5,305	5,305
Income tax effect - benefit/(expense) (3)	—	467	—	467	—	(181)	—	(181)
Net of tax	(295)	(1,958)	(6,204)	(8,457)	1,716	(19)	5,305	7,002
Amounts reclassified from AOCI into earnings:
Realized gains (2)	119	841	—	960	52	1,029	—	1,081
Income tax effect - benefit/(expense) (3)	(8)	(135)	—	(143)	4	(171)	—	(167)
Net of tax	111	706	—	817	56	858	—	914
Net current-period other comprehensive income/(loss)	(184)	(1,252)	(6,204)	(7,640)	1,772	839	5,305	7,916
Ending Balance	$(1,086)	$642	$(28,624)	$(29,068)	$(1,086)	$642	$(28,624)	$(29,068)

	Fiscal Quarter Ended March 31, 2023				Fiscal Year-To-Date Ended March 31, 2023
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(4,630)	$(151)	$(27,094)	$(31,875)	$(5,986)	$(4,483)	$(41,172)	$(51,641)
Other comprehensive income before reclassifications:
Unrealized gains	1,572	372	—	1,944	3,104	5,552	—	8,656
Foreign currency translation gains (1)	—	—	2,423	2,423	—	—	16,501	16,501
Income tax effect - expense	—	(61)	—	(61)	—	(61)	—	(61)
Net of tax	1,572	311	2,423	4,306	3,104	5,491	16,501	25,096
Amounts reclassified from AOCI into earnings:
Realized losses (2)	62	86	—	148	(151)	(918)	—	(1,069)
Income tax effect - benefit (3)	1	(6)	—	(5)	38	150	—	188
Net of tax	63	80	—	143	(113)	(768)	—	(881)
Net current-period other comprehensive income	1,635	391	2,423	4,449	2,991	4,723	16,501	24,215
Ending Balance	$(2,995)	$240	$(24,671)	$(27,426)	$(2,995)	$240	$(24,671)	$(27,426)
(1)The foreign currency translation gains during the fiscal year-to-date period ended March 29, 2024, and during the second quarter of fiscal 2023 and fiscal year-to-date period ended March 31, 2023, were primarily due to the strengthening of other foreign currencies as compared to the U.S. dollar. The foreign currency translation losses during the second quarter of fiscal 2024 were due to the weakening of other foreign currencies as compared to the U.S. dollar.
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$97,830	$95,696	$164,811	$175,071

Denominator:
Weighted-average shares outstanding—basic	95,718	95,820	95,547	95,862
Potential common shares from options to purchase common stock	639	838	695	683
Potential common shares from restricted stock units	495	569	1,143	795
Potential common shares from employee stock purchase plan	4	71	12	52
Weighted-average shares outstanding—diluted	96,856	97,298	97,397	97,392

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$1.02	$1.00	$1.72	$1.83
Diluted	$1.01	$0.98	$1.69	$1.80

Antidilutive awards excluded from calculation:
Stock options	1,217	997	1,129	910
Restricted stock units	8	1,406	4	177
Employee stock purchase plan	101	—	72	5

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefits
As of March 29, 2024, the total amount of gross unrecognized tax benefits was $81.4 million, of which $49.9 million, if recognized, would reduce our effective tax rate. As of September 29, 2023, the total amount of gross unrecognized tax benefits was $76.3 million, of which $47.2 million, if recognized, would reduce our effective tax rate. The fiscal year-to-date period ended March 29, 2024 increase was primarily due to current year reserves for transfer pricing and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our unaudited interim condensed consolidated balance sheets.

Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the second quarter of fiscal 2024 was 19.3% or a tax expense of $23.5 million and our effective tax rate in the second quarter of fiscal 2023 was 18.2% or a tax expense of $21.4 million. The increase in our effective tax rate was primarily due to tax benefits related to settlement of stock-based awards.
Our effective tax rate in the fiscal year-to-date period ended March 29, 2024 was 18.2% or a tax expense of $36.8 million and our effective tax rate in the fiscal year-to-date period ended March 31, 2023 was 19.3% or a tax expense of $41.9 million. The decrease in our effective tax rate was primarily due to higher tax benefits related to settlement of stock-based awards.
On December 11, 2023, the IRS announced in a notice that taxpayers can temporarily apply the regulations in effect prior to 2022 related to U.S. federal foreign tax credits. This relief applies to foreign taxes paid or accrued in our fiscal 2024.
Compared to the Federal statutory rate of 21%, our effective tax rate for the second quarter of fiscal 2024 and fiscal year-to-date period ended March 29, 2024 were lower primarily due to the mix of earnings favoring jurisdictions with lower tax rates and benefits related to settlement of stock-based awards.

13. Restructuring
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
Fiscal 2023 Restructuring Events. In September 2023, we initiated a restructuring plan with the purpose of focusing our resources on our highest strategic priorities. In connection with this plan, we recorded an expense in the fourth quarter of fiscal 2023 of $13.4 million in severance and other related benefits and an impairment loss of $16.9 million related primarily to internally developed software for projects we are no longer pursuing. In continuation with this plan, we recorded an expense in the first quarter of fiscal 2024 of $7.4 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of the second quarter of fiscal 2024. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $40 million to $45 million within fiscal 2024. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
In June 2023, we implemented a focused restructuring plan, primarily consisting of workforce reductions and facility consolidations to improve execution in alignment with our strategy and to reduce our cost structure through improved utilization of our global infrastructure. As a result of these events, we recorded expense in the third quarter of fiscal 2023 of $10.9 million in severance and other related benefits and expense of $6.9 million related to a facility consolidation in New York, NY. Actions and expenses related to this plan were substantially completed by the end of the second quarter of fiscal 2024. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million to $25 million within fiscal 2024. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
We recorded a benefit of $2.5 million in the second quarter of fiscal 2024 primarily due to a true-up of estimated restructuring expenses.

The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs and adjustments	Total
Balance at September 30, 2022	$5,781	$—	$5,781
Restructuring charges	23,943	23,118	47,061
Cash payments and adjustments	(9,372)	(16,225)	(25,597)
Non-cash adjustment for leased facility exit costs	—	(6,893)	(6,893)
Balance at September 29, 2023	$20,352	$—	$20,352
Restructuring charges	7,513	(3,917)	3,596
Cash payments and adjustments	(22,514)	3,917	(18,597)
Balance at March 29, 2024	$5,351	$—	$5,351
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

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of March 29, 2024 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Thereafter	Total
Naming rights	$2,288	$13,126	$13,472	$8,534	$8,642	$35,674	$81,736
Purchase obligations	13,526	4,830	1,196	—	—	—	19,552
Donation commitments	1,025	116	116	86	86	404	1,833
Total	$16,839	$18,072	$14,784	$8,620	$8,728	$36,078	$103,121
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations that are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures; demand and acceptance for our technologies and products; the effect of macroeconomic and geopolitical conditions on our business; market growth opportunities and trends; the development and launch of new products, features, and platforms; our ability to maintain key partner relationships; our plans, strategies and expected opportunities; future competition; our stock repurchase plan; and our dividend policy. Use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "intend," "could," "can," "would," "target," "goal," "outlook," "project," "contemplate," "future," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions indicates a forward-looking statement. Such forward-looking statements are based on management's reasonable and current assumptions and expectations, but such statements inherently involve substantial risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including but not limited to the risks set forth in Part II, Item 1A, "Risk Factors" and key challenges set forth in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
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
REVENUE GENERATION
We generate revenue from more than approximately 500 product OEMs and software developers. As of March 29, 2024, we had approximately 20,300 issued patents relating to technologies, which are licensed to third parties and comprise a significant portion of our licensing revenue. We have approximately 1,700 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
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

Technology	Description
AAC, HE-AAC and Extended HE-AAC	Advanced digital audio codec solutions with high bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos provides an immersive experience that can be provided via multiple Dolby audio coding technologies.
DD	A digital audio coding technology that provides multichannel sound to a variety of media applications.
DD+	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision	An imaging technology combining high dynamic range and dynamic metadata to deliver ultra vivid colors, sharper contrasts, and richer details for cinema and a wide range of media devices.
HEVC	A digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.

The following table presents the composition of revenue from our licensing business for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023	Main Components of Each Category
Broadcast	31%	37%	34%	37%	Televisions and STBs
Mobile	26%	26%	20%	24%	Smartphones and Tablets
CE	12%	12%	15%	14%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	15%	12%	13%	10%	Windows and macOS operating systems and devices
Other	16%	13%	18%	15%	Dolby Cinema, Gaming consoles, Automotive, and Patent pool administrative services
Total	100%	100%	100%	100%
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
Our audio and imaging technologies have a strong presence within movie and episodic content through adoption across content creators and many forms of distribution, including broadcast TV, streaming, and optical disc playback. The availability of content on these platforms has driven strong adoption in devices such as TVs, STBs, and speaker devices. Major streaming partners and services such as Netflix, Disney+, Apple TV+, Amazon, Max, Paramount+, and other streaming partners and services internationally, continue to enhance content in Dolby Vision and Dolby Atmos. For example, in the second quarter of fiscal 2024, Max announced that live sports will be available to stream in Dolby Vision, in addition to Dolby Atmos. These streaming services launch local content in Dolby formats internationally. As we see an increase in new local content, we increase our value proposition for adoption of Dolby Vision and Dolby Atmos across devices in all market segments.
We are increasing the number of Dolby experiences that people can enjoy by enhancing new types of content, such as music, gaming, live sports, and user-generated content using Dolby technologies. Recently, the Indian Premier League broadcasted cricket in Dolby Atmos and Dolby Vision for the first time.
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
LICENSING
The majority of our licensing revenue is derived from the licensing of audio and imaging technologies for entertainment playback. Our branded technologies are primarily comprised of DD+, Dolby Atmos, and AC-4 for audio, and Dolby Vision for imaging. Our audio technologies offered jointly through patent pools are incorporated into the AAC, HE-AAC, xHE-AAC, MPEG H and Opus standards for audio, and the AVC, HEVC, VVC and AV1 standards for imaging. Licensing revenue is primarily driven by the adoption of our technologies on devices, the number of devices shipped by licensees, and by the expansion of the number of licensees adopting our technologies. DD+, AC-4, and our AAC and HE-AAC audio patents (collectively, our "foundational audio technologies") have broad penetration across a diverse set of devices and end markets. Our revenue from these technologies is primarily driven by device shipments from licensees, and as such, is impacted by consumer spending. In the future, we expect revenue from our foundational audio technologies to generally reflect market trends in device shipments. The remaining portion of our licensing revenue is derived from offerings such as Dolby Vision, Dolby Atmos, our imaging patents, and Dolby Cinema. Dolby Vision and Dolby Atmos have not been in the market as long as our foundational audio technologies, thus revenue growth is primarily driven by increased adoption and the addition of new licensees. Revenue from technologies licensed through our patent licensing model is driven primarily by our royalty share within patent pools, licensee penetration, device shipments, and the introduction of new standardized technologies and patent programs. Factors such as global supply constraints or device lifecycles may also impact licensing revenue generally. Further, in certain countries, we face difficulties enforcing our contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. Finally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements.
The following are highlights from our second quarter of fiscal 2024 and key challenges related to audio and imaging licensing, by market. Further discussion of the potential impacts of these key challenges on our business can be found in Part II, Item 1A "Risk Factors."
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
Mobile
Highlights: We continue to focus on adoption of our technologies across major mobile ecosystems, including Apple and Android. HE-AAC and HEVC are widely adopted audio and video technologies across mobile devices, and we offer these technologies through our patent licensing programs. We also continue to focus on expanding adoption of our DD+, AC-4, Dolby Atmos, and Dolby Vision technologies in the mobile market. The breadth of mobile devices supporting Dolby technologies continues to increase globally. In the second quarter of fiscal 2024, Transsion, a global mobile device maker, announced that their latest smartphones will support Dolby Atmos. Additionally, Xiaomi expanded its premium smartphone portfolio in India, which support Dolby Vision Capture, Dolby Vision, and Dolby Atmos. Also, Honor launched the Magic 6 Pro smartphone that supports Dolby Vision, and Lava Mobiles launched its new Blaze Curve 5G smartphone in India that supports Dolby Atmos. Oppo recently announced that they introduced five new phones supporting Dolby Vision Capture.
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
We also generate revenue from the automotive industry through the adoption of Dolby Atmos Music and through disc playback devices as well as other elements of the entertainment system. In the second quarter of fiscal 2024, Xiaomi announced that their first electric vehicle, the SU7, will support Dolby Atmos. Additionally, automotive manufacturer Hyundai began shipping its Genesis model that supports Dolby Atmos. At CES in January 2024, it was announced that Mercedes-Benz, Audible, and Amazon Music have collaborated to make Audible and Amazon Music's catalog of content in Dolby Atmos available in Mercedes-Benz vehicles. Also at CES, Lotus announced that its new Eletre hyper-SUV will support Dolby Atmos.
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
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with sites located in the U.S. and internationally. The breadth of motion pictures for Dolby Cinema continues to grow with over 580 theatrical titles in both Dolby Vision and Dolby Atmos having been announced or released from all of the major studios as of the end of second quarter of fiscal 2024.
Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success, and our ability to differentiate our offering, deploy new sites, and attract and retain a global viewing audience. In addition, the success of our Dolby Cinema offering is tied to global box office performance generally. COVID-19 has had a significant effect on theatrical exhibition, which could impact the financial viability of our key partners. The response to COVID-19 has had a negative impact on our cinema-related revenue and consumer demand, although consumer demand for the cinema has been improving. It is uncertain whether consumer demand for the cinema will return to previous levels. Additionally, the strikes by the Writers Guild of America and Screen Actors Guild - American Federation of Television and Radio Artists ("SAG-AFTRA") in 2023 effectively halted the production, release and promotion of certain films for an extended period. The resulting impacts of those stoppages have resulted in, and may continue to lead to, near-term decreases in box office receipts and our cinema-related revenue.
PRODUCTS AND SERVICES
A majority of our products and services revenue is derived from the sale of audio and imaging products for the cinema, television, broadcast, communication, and entertainment industries. Revenue from Dolby.io is also included in products and services.
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the second quarter of fiscal 2024, there are over 7,500 Dolby Atmos screens installed or committed and over 3,000 Dolby Atmos theatrical titles have been announced or released.
We also offer a variety of other cinema products, such as the Dolby Multichannel Amplifier and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than other commercially available options.
Key Challenges: Demand for our cinema products is dependent upon our partners and their success in the market, industry and economic cycles, box office performance, and our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and imaging experiences. A significant portion of our growth opportunity lies in international markets, which are subject to geopolitical risks. Additionally, weakness in general economic conditions due to inflation, recession, pandemic or other worsening economic conditions could have a negative impact on our cinema-related revenue due to reduced consumer discretionary spending. We may also be faced with pricing pressures or competing technologies, which would affect our revenue. In addition, supply chain constraints may impact our ability to provide cinema products and services to our customers. COVID-19 has also negatively impacted the financial health of our cinema customers and partners. In addition, the strikes by the Writers Guild of America and SAG-AFTRA in 2023 effectively halted the production, release and promotion of certain films for an extended period. The resulting impacts of those stoppages have resulted in, and may continue to lead to, decreased box office receipts in the near term, which could potentially impact exhibitors' willingness and ability to invest in our cinema products.
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
RESULTS OF OPERATIONS
For each line item included on our unaudited interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the unaudited interim condensed consolidated financial statements for the quarters ended March 29, 2024 and March 31, 2023. Note that adjustments related to sales-based royalties that were misreported by licensees as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	March 29, 2024	March 31, 2023	$	%	March 29, 2024	March 31, 2023	$	%
Revenue	$338,240	$351,608	$(13,368)	(4)%	$632,007	$659,619	$(27,612)	(4)%
Percentage of total revenue	93%	94%			93%	93%
Cost of licensing	15,318	21,365	(6,047)	(28)%	31,054	34,724	(3,670)	(11)%
Gross margin	322,922	330,243	(7,321)	(2)%	600,953	624,895	(23,942)	(4)%
Gross margin percentage	95%	94%			95%	95%

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Licensing Revenue By Market	March 29, 2024		March 31, 2023		March 29, 2024		March 31, 2023
Broadcast	$105,480	31%	$128,971	37%	$217,896	34%	$246,305	37%
Mobile	88,690	26%	93,126	26%	123,977	20%	157,412	24%
CE	42,221	12%	39,015	12%	95,441	15%	94,098	14%
PC	49,938	15%	43,347	12%	79,617	13%	67,633	10%
Other	51,911	16%	47,149	13%	115,076	18%	94,171	15%
Total licensing revenue	$338,240	100%	$351,608	100%	$632,007	100%	$659,619	100%

Current Quarter: Q2 2024 vs. Q2 2023

Factor	Licensing Revenue		Gross Margin
Broadcast	â	Lower revenue from timing of minimum volume commitments and lower true-up in our imaging patent programs, partially offset by Dolby Vision adoption and higher recoveries	â	Lower gross margin due to lower revenue, offset by lower patent administrative fees
PC	á	Higher revenue from timing of minimum volume commitments in imaging patents and higher true-up
Other	á	Higher revenue from imaging patent pool administrative fees and higher automotive revenue driven by higher adoption of Dolby Atmos
Mobile	â	Lower revenue from recoveries
CE	á	Higher revenue from recoveries partially offset by lower unit shipments primarily in DMAs
Year-To-Date: Q2 2024 vs. Q2 2023

Factor	Licensing Revenue		Gross Margin
Mobile	â	Lower revenue primarily due to timing of minimum volume commitments in our audio patent programs and lower recoveries	ßà	No significant fluctuations
Broadcast	â	Lower revenue due to timing of minimum volume commitments in imaging patents and lower true-up impacting foundational technologies and imaging patents
Other	á	Higher revenue from imaging patent pool administrative fees and higher automotive revenue driven by higher adoption of Dolby Atmos
PC	á	Higher revenue from timing of minimum volume commitments in imaging patents and higher true-up
CE	á	Higher revenue from recoveries partially offset by lower unit shipments primarily in DMAs
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	March 29, 2024	March 31, 2023	$	%	March 29, 2024	March 31, 2023	$	%
Revenue	$26,283	$24,283	$2,000	8%	$48,090	$51,193	$(3,103)	(6)%
Percentage of total revenue	7%	6%			7%	7%
Cost of products and services	23,459	19,684	3,775	19%	39,783	40,775	(992)	(2)%
Gross margin	2,824	4,599	(1,775)	(39)%	8,307	10,418	(2,111)	(20)%
Gross margin percentage	11%	19%			17%	20%
Current Quarter: Q2 2024 vs. Q2 2023

Factor	Products and Services Revenue		Gross Margin
Products	ßà	No significant fluctuations	â	Lower gross margin due to higher inventory reserve provision
Services	ßà	No significant fluctuations	ßà	No significant fluctuations

Year-To-Date: Q2 2024 vs. Q2 2023

Factor	Products and Services Revenue		Gross Margin
Products	ßà	No significant fluctuations	ßà	No significant fluctuations
Services	ßà	No significant fluctuations	ßà	No significant fluctuations
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 29, 2024	March 31, 2023	$	%	March 29, 2024	March 31, 2023	$	%
Research and development	$62,493	$67,951	$(5,458)	(8)%	$129,526	$132,401	$(2,875)	(2)%
Percentage of total revenue	17%	18%			19%	19%
Current Quarter: Q2 2024 vs. Q2 2023

Category	Key Drivers
Legal, Professional, and Contractors	â	Lower costs of $1.6 million primarily due to lower contractor spend due in part to restructuring activities
Other	â	Lower bonus, stock-based compensation expense, and other miscellaneous expenses
Year-To-Date: Q2 2024 vs. Q2 2023

Category	Key Drivers
Legal, Professional, and Contractors	â	Lower costs of $2.6 million primarily due to lower contractor spend due in part to restructuring activities
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 29, 2024	March 31, 2023	$	%	March 29, 2024	March 31, 2023	$	%
Sales and marketing	$90,038	$95,695	$(5,657)	(6)%	$169,041	$177,900	$(8,859)	(5)%
Percentage of total revenue	25%	25%			25%	25%
Current Quarter: Q2 2024 vs. Q2 2023

Category	Key Drivers
Compensation & Benefits	â	Lower costs of $2.9 million in payroll salaries due to lower headcount due to restructuring activities
Year-To-Date: Q2 2024 vs. Q2 2023

Category	Key Drivers
Marketing Programs	á	Higher costs of $3.4 million primarily due to marketing program spend
Compensation & Benefits	â	Lower costs of $4.3 million in payroll salaries due to lower headcount due to restructuring activities
General and Administrative

G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation and amortization, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 29, 2024	March 31, 2023	$	%	March 29, 2024	March 31, 2023	$	%
General and administrative	$66,742	$61,939	$4,803	8%	$131,908	$121,911	$9,997	8%
Percentage of total revenue	18%	16%			19%	17%
Current Quarter: Q2 2024 vs. Q2 2023

Category	Key Drivers
Credit Loss Expense	á	Higher costs of $1.7 million primarily due to benefit from provision for credit losses in prior year
Legal, Professional, and Contractors	â	Lower costs of $1.7 million primarily due to lower legal fees associated with our MPEG LA acquisition in the prior year
Other	á	Higher systems, telecom, and computer equipment costs and higher payroll taxes and employee benefits due in part to the acquisition of MPEG LA
Year-To-Date: Q2 2024 vs. Q2 2023

Category	Key Drivers
Systems, Telecom & Computer Equipment	á	Higher costs of $2.2 million primarily driven by additional spend post-acquisition
Fringe benefits	á	Higher costs of $1.8 million primarily due to increased headcount
Stock-based Compensation	á	Higher costs of $1.6 million primarily due to increased fair value of RSUs
Marketing	â	Lower costs of $1.6 million primarily due to timing of charitable contributions
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 29, 2024	March 31, 2023	$	%	March 29, 2024	March 31, 2023	$	%
Restructuring charges	$(2,495)	$33	$(2,528)	(7,661)%	$3,596	$(211)	$3,807	(1,804)%
Percentage of total revenue	(1)%	—%			1%	1%
In September 2023, we initiated a restructuring plan with the purpose of focusing our resources on our highest strategic priorities. In connection with this plan, we recorded an expense in the fourth quarter of fiscal 2023 of $13.4 million in severance and other related benefits and an impairment loss of $16.9 million related primarily to internally developed software for projects we are no longer pursuing. In continuation with this plan, we recorded an expense in the first quarter of fiscal 2024 of $7.4 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of the second quarter of fiscal 2024. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $40 million to $45 million within fiscal 2024. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
In June 2023, we implemented a focused restructuring plan, primarily consisting of workforce reductions and facility consolidations to improve execution in alignment with our strategy and to reduce our cost structure through improved utilization of our global infrastructure. As a result of these events, we recorded expense in the third quarter of fiscal 2023 of $10.9 million in severance and other related benefits and expense of $6.9 million related to a facility consolidation in New York, NY. Actions and expenses related to this plan were substantially completed by the end of the second quarter of fiscal 2024. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million to $25 million within fiscal 2024. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.

We recorded a benefit of $2.5 million in the second quarter of fiscal 2024 primarily due to a true-up of estimated restructuring expenses.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 29, 2024	March 31, 2023	$	%	March 29, 2024	March 31, 2023	$	%
Other income	$12,780	$8,057	$4,723	59%	$27,392	$13,951	$13,441	96%
Percentage of total revenue	4%	2%			4%	2%
Current Quarter: Q2 2024 vs. Q2 2023

Category	Key Drivers
Interest Income	á	Higher yields on higher invested cash balance
Other Income	á	Higher income from our equity method investment in the current year
Year-To-Date: Q2 2024 vs. Q2 2023

Category	Key Drivers
Other Income	á	Higher income from our equity method investment in the current year
Interest Income	á	Higher yields on higher invested cash balance
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Provision for income taxes	$(23,534)	$(21,398)	$(36,786)	$(41,932)
Effective tax rate	19.3%	18.2%	18.2%	19.3%
Current Quarter: Q2 2024 vs. Q2 2023

Factor	Impact On Effective Tax Rate
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards
Year-To-Date: Q2 2024 vs. Q2 2023

Factor	Impact On Effective Tax Rate
Stock-based Compensation	â	Higher benefit related to the settlement of stock-based awards

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of March 29, 2024, we had cash and cash equivalents of $709.5 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $243.8 million, which primarily consisted of corporate bonds, government bonds, municipal debt securities, commercial paper, and U.S. agency securities.
The following table presents selected financial information as of March 29, 2024 and September 29, 2023 (in thousands):

	March 29, 2024	September 29, 2023
Cash and cash equivalents	$709,535	$745,364
Short-term investments	115,863	139,148
Long-term investments	127,973	97,812
Accounts receivable, net	282,131	262,245
Accounts payable and accrued liabilities	382,610	372,324
Working capital	1,108,836	1,065,578
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
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. In the second quarter of fiscal 2024, a quarterly dividend of $0.30 per share was paid on our Class A and Class B common stock to eligible stockholders of record.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the unaudited interim condensed consolidated statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).
Operating Activities

	Fiscal Year-To-Date Ended
	March 29, 2024	March 31, 2023
Net cash provided by operating activities	$189,818	$160,937
Net cash provided by operating activities increased $28.9 million in the fiscal year-to-date period ended March 29, 2024 as compared to the fiscal year-to-date period ended March 31, 2023, primarily due to the following:

Factor	Impact On Cash Flows
Operating assets and liabilities	á	Higher inflows due to lower contract assets, prepaid expenses and other assets, and accounts receivable, partially offset by lower account payable and accrued liabilities
Investing Activities

	Fiscal Year-To-Date Ended
	March 29, 2024	March 31, 2023
Net cash provided by (used in) investing activities	$(17,240)	$51,886
Net cash provided by (used in) investing activities was $69.1 million lower in the fiscal year-to-date period ended March 29, 2024 as compared to the fiscal year-to-date period ended March 31, 2023, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds from Investments	â	Lower inflows from the sale and maturity of marketable investment securities
Purchase of Investments	â	Higher outflows for the purchase of marketable investment securities
Financing Activities

	Fiscal Year-To-Date Ended
	March 29, 2024	March 31, 2023
Net cash used in financing activities	$(169,301)	$(157,189)
Net cash used in financing activities was $12.1 million higher in the fiscal year-to-date period ended March 29, 2024 as compared to the fiscal year-to-date period ended March 31, 2023, primarily due to the following:

Factor	Impact On Cash Flows
Shares Repurchased for Tax Withholdings	â	Higher outflows due to higher common stock repurchases
Common Stock Issuances	á	Higher inflows from employee stock option exercises
Share Repurchases	â	Higher outflows due to higher common stock repurchases in the current year
Dividend Payments	â	Higher outflows for the payment of our quarterly cash dividend to common stockholders primarily as a result of a $0.03 per share increase compared to the prior fiscal year
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
In the second quarter of fiscal 2024, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of March 29, 2024, we had cash and cash equivalents of $709.5 million, which consisted of cash and highly-liquid money market funds. In addition, we had both short and long-term investments of $243.8 million, which consisted of corporate bonds, government bonds, municipal debt securities, commercial paper, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. As of March 29, 2024, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately thirteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of March 29, 2024, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $2.2 million and $1.1 million, respectively.
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
The pre-tax gains or losses attributed to the effective portion of cash flow hedges recognized in AOCI was a $2.4 million loss in the second quarter of fiscal 2024 and was not material in the fiscal year-to-date period ended March 29, 2024. The pre-tax gains attributed to the effective portion of cash flow hedges recognized in AOCI was not material in the second quarter of fiscal 2023 and was $5.6 million in the fiscal year-to-date period ended March 31, 2023.
The pre-tax effective portion of the gains or losses reclassified to the unaudited interim condensed consolidated statements of operations was not material in the second quarter of fiscal 2024 and was a $1.0 million gain in the fiscal year-to-date period ended March 29, 2024, and was not material in the second quarter of fiscal 2023 and in the fiscal year-to-date period ended March 31, 2023.
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
As of March 29, 2024 and September 29, 2023, the outstanding derivative instruments had maturities of equal to or less than 12 months, and the total notional amounts of outstanding contracts were $124.1 million and $134.8 million, respectively.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of March 29, 2024. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $2.1 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $2.1 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending March 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenue and associated demand for Dolby Cinema and cinema products are affected by cinema industry and macroeconomic conditions, which are subject to risks including consumer trends and box office performance generally, delays in cinematic releases, the seasonality of film releases and associated moviegoing attendance, and other events or conditions in the cinema industry. Cinema attendance and revenues have been reduced in the wake of COVID-19 and it remains uncertain when, if, and to what extent cinema attendance will return to pre-pandemic levels. Additionally, the strikes by the Writers Guild of America and SAG-AFTRA in 2023 effectively halted the production, release and promotion of certain films for an extended period. The resulting impacts of those stoppages have resulted in, and may continue to lead to, decreased box office receipts in the near term, which directly impacts the revenue generated by Dolby Cinema theaters and could potentially impact exhibitors’ willingness and ability to invest in Dolby cinema products. Also, a portion of our opportunity lies in the China market, which is subject to unique economic and geopolitical risks. Furthermore, future growth of our cinema products offerings also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that such cinema industry and macroeconomic challenges constrain the growth of our Dolby Cinema and cinema products offerings, our revenue may be adversely impacted.

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
Consumer spending weakness may impact our licensees and licensing revenues generally. Weakness in general economic conditions due to inflation, elevated interest rates, lower consumer confidence, a potential recession, pandemic or other adverse economic conditions, may suppress consumer demand in our markets and consumers going to the movies. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, TVs, STBs, Blu-ray Disc players, video game consoles, AVRs, mobile devices, in-car entertainment systems, and home-theater systems, which makes revenue generated by such technologies vulnerable to weakness in consumer spending. Prolonged weakness in consumer spending may also lead to licensees and other customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Weakness in consumer spending may also increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
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
•Evolving industry standards; and
•Technology and product obsolescence.
Our future success depends on our ability to enhance our technologies and products and to develop new technologies and products that address market needs in a timely manner, including the development of technologies and products that incorporate rapidly developing generative artificial intelligence and other artificial intelligence and machine learning technologies (“AI/ML”). Technology development is a complex, uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, acquire, market, or support new or enhanced technologies or products on a timely basis, if at all. If we are unable to develop technologies and related intellectual property that are accepted into technology standards, or are unable to do so at the same rate as other technology developers, our royalty share within patent pools that we participate in may decline.
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
Further, the commercial success of products incorporating Dolby formats, content released in Dolby formats, and Dolby Cinemas generally, depends upon a number of factors outside of our control, including, but not limited to, consumer preferences, critical reception, timing of release, marketing efforts of third parties, and general market conditions. Moreover, release and distribution of such products and content can be subject to delays in production or changes in release schedule, which can negatively impact the quantity, timing and quality of such products and content released in Dolby formats and available at Dolby Cinema theaters.
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
Our revenue could decline if we are unable to maintain patent coverage for our technologies. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in large part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of March 29, 2024, we had approximately 20,300 issued patents in addition to approximately 4,600 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through December 2047. If we are unable to refresh our technology with new patented inventions or expand our patent portfolio, our revenue could decline. In addition to patents covering technology we license directly, if patents we license through patent pool arrangements expire or we are otherwise unable to maintain our share of pool royalties, then our revenue could be impacted. Additionally, if the patents licensed through a patent pool arrangement are deemed not to be valuable in the aggregate by the licensees of such patent pool, they may not renew their licenses, which could impact our revenue.
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
OPERATIONS
Reliance on key suppliers presents certain risks to our business, many of which are beyond our control. Our reliance on suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components, as well as delays caused by military conflicts, including those between Russia and Ukraine and in the Middle East, and other potential interruptions to the supply chain. Due to the relatively small volume of components we purchase for use in manufacturing, we purchase such components primarily through distributors. As such, we have relatively limited influence over the suppliers of such components to, for example, ensure continuity of supply. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause delays in our operations and increase our production costs. In addition, our suppliers may not be able to meet our production demands as to volume, quality, or timeliness.
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
LEGAL AND REGULATORY COMPLIANCE
Conducting business internationally presents a number of risks to our business, including trade restrictions and changing, unpredictable, and/or inconsistent laws in the jurisdictions in which we operate. We are dependent on international sales for a substantial amount of our total revenue. Approximately 62% and 61% of our revenue was derived outside of the U.S. in the fiscal year-to-date periods ending March 29, 2024 and March 31, 2023, respectively. We are subject to a number of risks related to conducting business internationally, including:
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

STOCK-RELATED ISSUES
The Dolby family has control over stockholder decisions as a result of the control of a majority of the voting power of our outstanding common stock by them and their affiliates. At March 29, 2024, the Dolby family and their affiliates owned 314,968 shares of our Class A common stock and 36,012,733 shares of our Class B common stock. As of March 29, 2024, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.7% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
Business interruptions by natural disasters and other events beyond our control could adversely impact our business. Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and catastrophic events beyond our control, including, but not limited to, earthquakes, hurricanes, typhoons, tropical storms, floods, tsunamis, fires, droughts, tornadoes, public health issues and pandemics, severe changes in climate, war, terrorism, and geopolitical unrest and uncertainties. Further, outbreaks of pandemic diseases, or the fear of such events, could provoke (and in the case of COVID-19 has provoked) responses, including government-imposed travel restrictions and limits on access to entertainment venues. These responses could negatively affect consumer demand and our business, particularly in international markets. War, including the military conflicts between Russia and Ukraine and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, could also affect our business. For example, we have R&D facilities and a large number of employees in

Eastern Europe, and any business interruptions or other spillover effects from the Russia-Ukraine conflict could adversely impact our business.
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
The following table provides information regarding our share repurchases made under the program during the second quarter of fiscal 2024:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
December 30 - January 26, 2024	294,400	$84.91	294,400	$106.6 million
January 27, 2024 - February 23, 2024	—	$—	—	$106.6 million
February 24, 2024 - March 29, 2024	—	$—	—	$106.6 million
Total	294,400		294,400
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program as of the end of the applicable period and excludes commission costs.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ending March 29, 2024, the following director and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On February 14, 2024, Kevin Yeaman, our Chief Executive Officer, President, and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 302,580 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 17, 2025, or earlier if all transactions under the trading arrangement are completed.
On February 26, 2024, Andy Sherman, our Executive Vice President, General Counsel, and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 233,052 shares of our Class A common stock. This figure includes an estimate of the number of shares to be acquired under our ESPP that may be sold under the trading arrangement; however, the actual number of shares that will be acquired through the ESPP may vary. In addition, the number of shares that may be sold under the trading arrangement includes the maximum number of shares issuable under Mr. Sherman’s PSU award vesting during the term of the trading arrangement; however, the actual number of shares to be vested will depend on the achievement of applicable performance conditions under such PSU award, as described in Note 9 " Stockholders' Equity and Stock-Based Compensation – Stock Incentive Plans" to our unaudited interim condensed consolidated financial statements. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet determinable) sold to satisfy tax obligations upon the vesting and settlement of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 8, 2025, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ending March 29, 2024.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith

3.1	Dolby Laboratories, Inc. Amended and Restated Bylaws (as amended on February 6, 2024)	Form 8-K	001-32431	February 9, 2024
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
+    Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 2, 2024

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)