Form 10-Q
period 2024-06-28
Dolby Laboratories, Inc.
filed 2024-08-07
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On July 26, 2024, the registrant had 59,676,844 shares of Class A common stock, par value $0.001 per share, and 35,670,779 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended June 28, 2024

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 28, 2024	September 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$741,636	$745,364
Restricted cash	36,988	72,602
Short-term investments	127,321	139,148
Accounts receivable, net of allowance for credit losses of $4,723 and $9,683	285,843	262,245
Contract assets, net of allowance for credit losses of $104 and $138	190,803	182,130
Inventories, net	34,716	35,623
Prepaid expenses and other current assets	51,348	50,692
Total current assets	1,468,655	1,487,804
Long-term investments	117,901	97,812
Property, plant, and equipment, net	477,686	481,581
Operating lease right-of-use assets	39,857	40,199
Intangible assets, net	144,639	167,427
Goodwill	408,457	408,409
Deferred taxes	219,822	201,860
Other non-current assets	96,618	94,674
Total assets	$2,973,635	$2,979,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,413	$20,925
Accrued liabilities	280,611	351,399
Income taxes payable	12,294	4,769
Contract liabilities	32,650	31,505
Operating lease liabilities	12,568	13,628
Total current liabilities	354,536	422,226
Non-current contract liabilities	35,647	39,997
Non-current operating lease liabilities	35,619	37,020
Other non-current liabilities	100,401	108,339
Total liabilities	526,203	607,582

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 59,914,035 shares issued and outstanding at June 28, 2024 and 59,673,633 at September 29, 2023	53	53
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 35,670,779 shares issued and outstanding at June 28, 2024 and 36,085,779 at September 29, 2023	41	41
Retained earnings	2,462,928	2,391,990
Accumulated other comprehensive loss	(30,172)	(36,984)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,432,850	2,355,100
Noncontrolling interest	14,582	17,084
Total stockholders’ equity	2,447,432	2,372,184
Total liabilities and stockholders’ equity	$2,973,635	$2,979,766
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue:
Licensing	$267,082	$273,108	$899,089	$932,727
Products and services	21,736	25,262	69,826	76,455
Total revenue	288,818	298,370	968,915	1,009,182

Cost of revenue:
Cost of licensing	17,386	15,610	48,440	50,334
Cost of products and services	18,277	25,905	58,060	66,680
Total cost of revenue	35,663	41,515	106,500	117,014

Gross profit	253,155	256,855	862,415	892,168

Operating expenses:
Research and development	65,501	68,696	195,027	201,097
Sales and marketing	77,518	85,594	246,559	263,494
General and administrative	69,275	69,954	201,183	191,865
Restructuring charges	4,078	16,676	7,674	16,465
Total operating expenses	216,372	240,920	650,443	672,921

Operating income	36,783	15,935	211,972	219,247

Other income/(expense):
Interest income/(expense), net	9,439	7,202	27,223	18,806
Other income, net	3,942	620	13,550	2,967
Total other income	13,381	7,822	40,773	21,773

Income before income taxes	50,164	23,757	252,745	241,020
Provision for income taxes	(10,509)	(7,352)	(47,295)	(49,284)
Net income including noncontrolling interest	39,655	16,405	205,450	191,736
Less: net income attributable to noncontrolling interest	(1,211)	(6)	(2,195)	(266)
Net income attributable to Dolby Laboratories, Inc.	$38,444	$16,399	$203,255	$191,470

Net income per share:
Basic	$0.40	$0.17	$2.13	$2.00
Diluted	$0.40	$0.17	$2.09	$1.96
Weighted-average shares outstanding:
Basic	95,686	95,658	95,593	95,794
Diluted	96,959	97,459	97,412	97,588

Related party rent expense:
Included in net income attributable to noncontrolling interest	$71	$84	$213	$226

Cash dividend declared per common share	$0.30	$0.27	$0.90	$0.81
Cash dividend paid per common share	$0.30	$0.27	$0.90	$0.81
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income including noncontrolling interest	$39,655	$16,405	$205,450	$191,736
Other comprehensive income:
Currency translation adjustments gains/(losses), net of tax benefit/(expense) of $0, $0, $0, and $0	(837)	(3,199)	4,547	13,679
Unrealized gains/(losses) on investments, net of tax benefit/(expense) of $0, $12, $4, and $50	172	(250)	1,944	2,741
Unrealized gains/(losses) on cash flow hedges, net of tax benefit/(expense) of $17, $26, $(335), and $115	(393)	(211)	446	4,512
Total other comprehensive income/(loss), net of tax	(1,058)	(3,660)	6,937	20,932

Total comprehensive income	38,597	12,745	212,387	212,668
Less: comprehensive income attributable to noncontrolling interest	(1,257)	(83)	(2,320)	(720)
Comprehensive income attributable to Dolby Laboratories, Inc.	$37,340	$12,662	$210,067	$211,948
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at March 29, 2024	$94	$—	$2,449,876	$(29,068)	$2,420,902	$16,785	$2,437,687
Net income	—	—	38,444	—	38,444	1,211	39,655
Other comprehensive loss, net of tax	—	—	—	(1,104)	(1,104)	46	(1,058)
Distributions to noncontrolling interest	—	—	—	—	—	(3,448)	(3,448)
Stock-based compensation expense	—	29,337	—	—	29,337	—	29,337
Capitalized stock-based compensation expense	—	206	—	—	206	—	206
Repurchase of common stock	(1)	(38,310)	3,311	—	(35,000)	—	(35,000)
Cash dividends declared and paid on common stock	—	—	(28,703)	—	(28,703)	—	(28,703)
Common stock issued under employee stock plans	1	10,141	—	—	10,142	—	10,142
Tax withholdings on vesting of restricted stock	—	(1,374)	—	—	(1,374)	—	(1,374)
Equity issued in connection with business combination	—	—	—	—	—	(12)	(12)
Balance at June 28, 2024	$94	$—	$2,462,928	$(30,172)	$2,432,850	$14,582	$2,447,432

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at September 29, 2023	$94	$—	$2,391,990	$(36,984)	$2,355,100	$17,084	$2,372,184
Net income	—	—	203,255	—	203,255	2,195	205,450
Other comprehensive income, net of tax	—	—	—	6,812	6,812	125	6,937
Distributions to noncontrolling interest	—	—	—	—	—	(4,495)	(4,495)
Stock-based compensation expense	—	90,146	—	—	90,146	—	90,146
Capitalized stock-based compensation expense	—	411	—	—	411	—	411
Repurchase of common stock	(2)	(92,974)	(47,023)	—	(139,999)	—	(139,999)
Cash dividends declared and paid on common stock	—	—	(85,971)	—	(85,971)	—	(85,971)
Common stock issued under employee stock plans	2	39,485	—	—	39,487	—	39,487
Tax withholdings on vesting of restricted stock	—	(37,428)	—	—	(37,428)	—	(37,428)
Deconsolidation of subsidiary	—	—	677	—	677	(677)	—
Equity issued in connection with business combination	—	360	—	—	360	350	710
Balance at June 28, 2024	$94	$—	$2,462,928	$(30,172)	$2,432,850	$14,582	$2,447,432

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at March 31, 2023	$95	$—	$2,378,115	$(27,426)	$2,350,784	$5,208	$2,355,992
Net income	—	—	16,399	—	16,399	6	16,405
Other comprehensive income, net of tax	—	—	—	(3,737)	(3,737)	77	(3,660)
Stock-based compensation expense	—	29,224	—	—	29,224	—	29,224
Capitalized stock-based compensation expense	—	389	—	—	389	—	389
Repurchase of common stock	(1)	(53,635)	28,636	—	(25,000)	—	(25,000)
Cash dividends declared and paid on common stock	—	—	(25,843)	—	(25,843)	—	(25,843)
Common stock issued under employee stock plans	—	15,837	—	—	15,837	—	15,837
Tax withholdings on vesting of restricted stock	—	(1,819)	—	—	(1,819)	—	(1,819)
Equity issued in connection with business combination	—	10,004	—	—	10,004	11,194	21,198
Balance at June 30, 2023	$94	$—	$2,397,307	$(31,163)	$2,366,238	$16,485	$2,382,723

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance at September 30, 2022	$94	$—	$2,297,730	$(51,641)	$2,246,183	$4,837	$2,251,020
Net income	—	—	191,470	—	191,470	266	191,736
Other comprehensive income, net of tax	—	—	—	20,478	20,478	454	20,932
Distributions to noncontrolling interest	—	—	—	—	—	(266)	(266)
Stock-based compensation expense	—	90,291	—	—	90,291	—	90,291
Capitalized stock-based compensation expense	—	1,060	—	—	1,060	—	1,060
Repurchase of common stock	(2)	(109,965)	(14,309)	—	(124,276)	—	(124,276)
Cash dividends declared and paid on common stock	—	—	(77,584)	—	(77,584)	—	(77,584)
Common stock issued under employee stock plans	2	37,229	—	—	37,231	—	37,231
Tax withholdings on vesting of restricted stock	—	(28,619)	—	—	(28,619)	—	(28,619)
Equity issued in connection with business combination	—	10,004	—	—	10,004	11,194	21,198
Balance at June 30, 2023	$94	$—	$2,397,307	$(31,163)	$2,366,238	$16,485	$2,382,723

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	June 28, 2024	June 30, 2023
Operating activities:
Net income including noncontrolling interest	$205,450	$191,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,199	61,428
Stock-based compensation	90,146	90,291
Amortization of operating lease right-of-use assets	8,745	9,829
Amortization of premium on investments	(2,586)	(179)
Benefit from (provision for) credit losses	(2,382)	(348)
Deferred income taxes	(18,009)	(21,653)
Other non-cash items affecting net income	(6,181)	(1,751)
Changes in operating assets and liabilities:
Accounts receivable, net	(21,319)	43,546
Contract assets, net	(8,642)	(10,105)
Inventories	(4,615)	(2,425)
Operating lease right-of-use assets	(7,681)	(3,799)
Prepaid expenses and other assets	7,527	775
Accounts payable and accrued liabilities	(80,837)	(83,737)
Income taxes, net	15,265	14,975
Contract liabilities	(3,189)	(1,686)
Operating lease liabilities	(2,577)	(7,452)
Other non-current liabilities	(12,232)	2,621
Net cash provided by operating activities	211,082	282,066

Investing activities:
Purchases of marketable securities	(147,646)	(123,075)
Proceeds from sales of marketable securities	4,451	54,020
Proceeds from maturities of marketable securities	140,839	139,423
Purchases of property, plant, and equipment	(22,628)	(22,154)
Business combinations, net of cash and restricted cash acquired	—	25,703
Net cash provided by (used in) investing activities	(24,984)	73,917

Financing activities:
Proceeds from issuance of common stock	39,487	37,231
Repurchase of common stock	(139,999)	(124,276)
Payment of cash dividend	(85,971)	(77,584)
Distribution to noncontrolling interest	(4,507)	(266)
Shares repurchased for tax withholdings on vesting of restricted stock	(37,428)	(28,619)
Equity issued in connection with business combination	722	—
Payment of deferred consideration for prior business combinations	—	(500)
Net cash used in financing activities	(227,696)	(194,014)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,256	8,819
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(39,342)	170,788
Cash, cash equivalents, and restricted cash at beginning of period	817,966	628,371
Cash, cash equivalents, and restricted cash at end of period	$778,624	$799,159

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$50,763	$40,461

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	6,146	412
Equity issued in connection with business combination	—	21,198
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
The results for the fiscal quarter and year-to-date period ended June 28, 2024 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 27, 2024.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended June 28, 2024 and June 30, 2023. Our fiscal years ending September 27, 2024 (fiscal 2024) and September 29, 2023 (fiscal 2023) each consist of 52 weeks.

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
Recently Issued Accounting Standards
Standards Not Yet Effective
Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, among other expanded disclosures. This standard will be effective for Dolby's annual period beginning September 28, 2024 and interim periods beginning September 27, 2025, with early adoption permitted, and will be applied retrospectively to all periods presented in the financial statements. We are currently in the process of evaluating the impact of the standard's adoption on our consolidated financial statements and related disclosures.
Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires further enhancement of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This standard is effective for Dolby beginning September 27, 2025 on a prospective basis, but early adoption is permitted. We are currently in the process of evaluating the impact of the standard's adoption on our consolidated financial statements and related disclosures.

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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements within the following two quarters. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the third quarter of fiscal 2024, we recorded an unfavorable adjustment of approximately $7 million, which was primarily related to our estimates of shipments that occurred in the prior two quarters.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of June 28, 2024, we had $68.3 million of remaining performance obligations, 20% of which we expect to recognize as revenue in fiscal 2024, 33% in fiscal 2025, and the balance of 47% in fiscal years beyond 2025.
F.Disaggregation of Revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	June 28, 2024		June 30, 2023		June 28, 2024		June 30, 2023
Licensing	$267,082	92%	$273,108	92%	$899,089	93%	$932,727	92%
Products and services	21,736	8%	25,262	8%	69,826	7%	76,455	8%
Total revenue	$288,818	100%	$298,370	100%	$968,915	100%	$1,009,182	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	June 28, 2024		June 30, 2023		June 28, 2024		June 30, 2023
Broadcast	$95,430	36%	$102,966	38%	$313,326	35%	$349,271	37%
Mobile	63,096	24%	50,363	18%	187,073	21%	207,775	22%
CE	28,352	11%	34,417	13%	123,793	14%	128,515	14%
PC	27,606	10%	29,489	11%	107,223	12%	97,122	10%
Other	52,598	19%	55,873	20%	167,674	18%	150,044	17%
Total licensing revenue	$267,082	100%	$273,108	100%	$899,089	100%	$932,727	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Geographic Location	June 28, 2024		June 30, 2023		June 28, 2024		June 30, 2023
United States	$76,656	27%	$84,371	28%	$338,479	35%	$361,715	36%
International	212,162	73%	213,999	72%	630,436	65%	647,467	64%
Total revenue	$288,818	100%	$298,370	100%	$968,915	100%	$1,009,182	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance and deferred revenue that is typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our unaudited interim condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. We recognized $5.8 million in the third quarter of fiscal 2024 and $25.3 million in the fiscal year-to-date period ended June 28, 2024 from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	June 28, 2024	September 29, 2023	Change ($)	Change (%)
Accounts receivable, net	$285,843	$262,245	$23,598	9%
Contract assets, net	190,803	182,130	8,673	5%
Contract liabilities - current	32,650	31,505	1,145	4%
Contract liabilities - non-current	35,647	39,997	(4,350)	(11)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our unaudited interim condensed consolidated balance sheets as of June 28, 2024 and September 29, 2023 (in thousands).
Accounts Receivable and Contract Assets

	June 28, 2024	September 29, 2023
Trade accounts receivable	$166,095	$137,820
Accounts receivable from patent administration program licensees	124,471	134,108
Contract assets	190,907	182,268
Accounts receivable and contract assets, gross	481,473	454,196
Less: allowance for credit losses on accounts receivable and contract assets	(4,827)	(9,821)
Total accounts receivable and contract assets, net	$476,646	$444,375
Accounts receivable as of June 28, 2024 and September 29, 2023, respectively, includes unbilled accounts receivable balances of $137.0 million and $150.4 million, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via LA's unconditional right to consideration related to its patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to S&M and G&A	Additions/(Deductions)	Ending Balance
For fiscal year-to-date period ended June 28, 2024	10,969	(2,382)	(2,671)	5,916
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of June 28, 2024 and September 29, 2023.
Inventories

	June 28, 2024	September 29, 2023
Raw materials	$3,255	$6,203
Work in process	5,166	3,972
Finished goods	26,295	25,448
Total inventories	$34,716	$35,623
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our unaudited interim condensed consolidated balance sheets. We have included $10.8 million and $8.1 million of inventory within non-current assets as of June 28, 2024 and September 29, 2023, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

	June 28, 2024	September 29, 2023
Prepaid expenses	$29,624	$24,435
Other current assets	21,724	26,257
Total prepaid expenses and other current assets	$51,348	$50,692

Accrued Liabilities

	June 28, 2024	September 29, 2023
Amounts payable to patent administration program partners	$127,339	$150,509
Accrued compensation and benefits	83,405	118,728
Accrued professional fees	13,667	18,632
Unpaid property, plant, and equipment additions	24,230	18,002
Accrued customer refunds	2,551	3,878
Accrued market development funds	4,607	5,010
Other accrued liabilities	24,812	36,640
Total accrued liabilities	$280,611	$351,399
Other Non-Current Liabilities

	June 28, 2024	September 29, 2023
Supplemental retirement plan obligations	$4,681	$4,302
Non-current tax liabilities (1)	79,035	74,482
Other liabilities	16,685	29,555
Total other non-current liabilities	$100,401	$108,339
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

	June 28, 2024
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$663,209	$—	$—	$663,209	$663,209	$—	$—
Cash equivalents:
Commercial paper	2,594	1	—	2,595	—	2,595	—
Money market funds	74,247	—	—	74,247	74,247	—	—
Government Bonds	1,584	1	—	1,585	1,585	—	—
Cash and cash equivalents	741,634	2	—	741,636	739,041	2,595	—

Short-term investments:
Certificate of deposit	1,098	—	—	1,098	—	1,098	—
U.S. agency securities	1,225	—	—	1,225	—	1,225	—
Government bonds	51,096	6	(332)	50,770	49,873	897	—
Commercial paper	12,009	1	(12)	11,998	—	11,998	—
Corporate bonds	49,234	13	(181)	49,066	—	49,066	—
Municipal debt securities	13,222	1	(59)	13,164	—	13,164	—
Short-term investments	127,884	21	(584)	127,321	49,873	77,448	—

Long-term investments:
Government bonds	24,466	1	(195)	24,272	24,272	—	—
Corporate bonds	75,263	95	(291)	75,067	—	75,067	—
Municipal debt securities	5,885	4	(12)	5,877	—	5,877	—
Other investments (1)	12,685	—	—	12,685	—	12,685	—
Long-term investments	118,299	100	(498)	117,901	24,272	93,629	—

Total cash, cash equivalents, and investments	$987,817	$123	$(1,082)	$986,858	$813,186	$173,672	$—

Investments held in supplemental retirement plan:
Assets	$4,779	$—	$—	$4,779	$4,779	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$4,779	$—	$—	$4,779	$4,779	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$477	$—	$477	$—	$477	$—
Liabilities: Included in other accrued liabilities	$—	$—	$(21)	$(21)	$—	$(21)	$—
(1)Other investments as of June 28, 2024 is primarily comprised of an equity method investment of $7.3 million and an equity security without a readily determinable fair value, valued at $5.0 million. The equity method investment is measured at cost minus impairment, if any, adjusted for our proportionate share of the investee's net income or loss. Our share of the equity method investee's net income or loss is included in other income/(expense), net on the unaudited interim condensed consolidated statements of operations. Our share of the equity method investee's net income was $3.3 million in the third quarter of fiscal 2024 and was not material in the third quarter of fiscal 2023. Our share of the equity method investee's net income was $10.2 million in the fiscal year-to-date period ended June 28, 2024 and was $2.4 million in the fiscal year-to-date period ended June 30, 2023.

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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for greater than twelve months as of June 28, 2024 and September 29, 2023 (in thousands):

	June 28, 2024				September 29, 2023
	Less Than 12 Months		Greater Than 12 Months		Less Than 12 Months		Greater Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$—	$—	$—	$—	$853	$(7)	$—	$—
Government bonds	29,239	(110)	26,130	(418)	26,756	(247)	40,235	(1,183)
Commercial paper	9,462	(12)	—	—	5,840	(3)	—	—
Corporate bonds	58,649	(257)	19,129	(216)	79,846	(461)	14,634	(558)
Municipal debt securities	7,836	(14)	8,273	(57)	23,365	(203)	8,166	(206)
Total	$105,186	$(393)	$53,532	$(691)	$136,660	$(921)	$63,035	$(1,947)
Although we had certain securities that were in an unrealized loss position as of June 28, 2024 and September 29, 2023, we expect to recover the full carrying value of these securities.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of June 28, 2024 and September 29, 2023, which are recorded within cash equivalents and both short and long-term investments in our unaudited interim condensed consolidated balance sheets (in thousands):

	June 28, 2024		September 29, 2023
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$206,040	$205,477	$283,229	$282,225
Due in 1 to 2 years	66,899	66,583	67,679	66,075
Due in 2 to 5 years	38,715	38,633	20,743	20,493
Total	$311,654	$310,693	$371,651	$368,793

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations.
As of June 28, 2024 and September 29, 2023, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	June 28, 2024	September 29, 2023
Land	$41,947	$41,902
Buildings and building improvements	288,234	287,799
Leasehold improvements	84,471	79,988
Machinery and equipment	154,355	152,675
Computer equipment and software	239,387	233,224
Furniture and fixtures	31,025	32,629
Equipment provided under operating leases	221,058	211,910
Construction-in-progress	22,299	18,327
Property, plant, and equipment, gross	1,082,776	1,058,454
Less: accumulated depreciation	(605,090)	(576,873)
Property, plant, and equipment, net	$477,686	$481,581

7. Leases
As Lessee
As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the noncontrolling interests in our consolidated subsidiaries. The following table presents the maturity analysis of lease liabilities (in thousands):

June 28, 2024
Operating Leases
Remainder of Fiscal 2024	$4,590
Fiscal 2025	14,244
Fiscal 2026	10,158
Fiscal 2027	7,622
Fiscal 2028	7,394
Thereafter	15,439
Total undiscounted lease payments	59,447
Less: imputed interest	(11,260)
Total lease liabilities	$48,187
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Operating Lease Income
Variable operating lease income	$9,107	$9,055	$22,446	$26,040
Fixed operating lease income	931	834	2,538	2,362
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $0.9 million and $1.0 million as of June 28, 2024 and September 29, 2023, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.

The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	June 28, 2024
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2024	$100	$620
Fiscal 2025	1,110	620
Fiscal 2026	932	220
Fiscal 2027	—	220
Fiscal 2028	—	220
Total undiscounted cash flows	$2,142	1,900
Less: Carrying value of lease receivables		(665)
Difference		$1,235

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance at September 29, 2023	$408,409
Translation adjustments	48
Balance at June 28, 2024	$408,457
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, customer relationships and contracts, and trademarks. Intangible assets subject to amortization consisted of the following (in thousands):

	June 28, 2024			September 29, 2023
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$350,361	$(285,532)	$64,829	$350,406	$(270,750)	$79,656
Customer relationships	148,801	(69,007)	79,794	148,794	(61,049)	87,745
Other intangible assets	22,791	(22,775)	16	22,781	(22,755)	26
Total	$521,953	$(377,314)	$144,639	$521,981	$(354,554)	$167,427
There were no purchases of intangible assets during the third quarter of fiscal 2024 or during the fiscal year-to-date period ended June 28, 2024. During the third quarter of fiscal 2023, we acquired $86.0 million of identifiable intangible assets in connection with the acquisition of MPEG LA.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations. Amortization expense was $7.5 million and $7.5 million in the third quarter of fiscal 2024 and 2023, respectively, and $22.5 million and $20.8 million in the fiscal year-to-date periods ended June 28, 2024 and June 30, 2023, respectively. As of June 28, 2024, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2024	$7,513
2025	15,793
2026	15,275
2027	14,755
2028	14,596
Thereafter	76,707
Total	$144,639

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of June 28, 2024, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of June 28, 2024, we had 59,914,035 shares of Class A common stock and 35,670,779 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
As of June 28, 2024, an aggregate of 226,110 shares of PSOs were exercisable and outstanding.

The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding as of September 29, 2023	3,720	$66.13
Grants	271	87.49
Exercises	(445)	52.80
Forfeitures and cancellations	(98)	94.24
Options outstanding as of June 28, 2024	3,448	68.78	5.19	$43,946
Options vested and expected to vest as of June 28, 2024	3,315	68.53	5.13	43,827
Options exercisable as of June 28, 2024	2,740	$65.57	4.41	42,227
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on June 28, 2024 of $79.23 and excludes the impact of options that were not in-the-money.
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
The following table summarizes information on PSUs granted to our officers that have not vested as of June 28, 2024:

	Aggregate Shares Granted	Potential Shares at Vest Date (at 200% of Target)
December 15, 2021	57,464	114,928
December 15, 2022	85,335	170,670
December 15, 2023	77,283	154,566
On December 16, 2019, we granted PSUs to our executive officers for an aggregate of 62,000 shares, which vested in December 2022 at 81% of the target award amount. On December 15, 2020, we granted PSUs to our executive officers for an aggregate of 66,138 shares, which vested in December 2023 at 80% of the target award amount. As of June 28, 2024, PSUs which would vest for an aggregate of 220,082 shares at the target award amount (440,164 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of September 29, 2023	3,747	$78.62
Granted	1,678	83.91
Vested	(1,248)	78.57
Forfeitures	(378)	81.10
Non-vested as of June 28, 2024	3,799	$80.73
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year-To-Date Ended
	June 28, 2024	June 30, 2023
Expected term (in years)	4.86	4.82
Risk-free interest rate	3.9%	3.6%
Expected stock price volatility	29.4%	29.4%
Dividend yield	1.4%	1.6%
There were no stock options granted during the third quarters of fiscal 2024 and fiscal 2023.
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
The following two tables separately present stock-based compensation expense both by award type and classification in our unaudited interim condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Compensation expense
Stock options	$1,540	$2,059	$5,170	$6,472
Restricted stock units (1) (2)	26,436	26,211	81,783	80,307
Employee stock purchase plan	1,361	954	3,193	3,512
Total stock-based compensation	29,337	29,224	90,146	90,291
Estimated benefit from income taxes	(4,184)	(4,493)	(13,326)	(13,692)
Total stock-based compensation, net of tax	$25,153	$24,731	$76,820	$76,599
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.2 million and $0.4 million of capitalized stock-based compensation related to internal-use software in the third quarter of fiscal 2024 and in the third quarter of fiscal 2023, respectively, and excludes $0.4 million and $1.1 million in the fiscal year-to-date periods ended June 28, 2024 and June 30, 2023, respectively.
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Compensation expense
Cost of products and services	$373	$375	$1,139	$1,309
Research and development	9,456	9,681	28,511	29,829
Sales and marketing	9,726	9,756	30,134	30,759
General and administrative	9,782	9,412	30,362	28,394
Total stock-based compensation	29,337	29,224	90,146	90,291
Estimated benefit from income taxes	(4,184)	(4,493)	(13,326)	(13,692)
Total stock-based compensation, net of tax	$25,153	$24,731	$76,820	$76,599

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the third quarters of fiscal 2024 and fiscal 2023, or in the fiscal year-to-date periods ended June 28, 2024 and June 30, 2023.

Unrecognized Compensation Expense.    As of June 28, 2024, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $11.6 million, which is expected to be recognized over a weighted-average period of 2.6 years. As of June 28, 2024, total unrecognized compensation expense associated with RSUs expected to vest was approximately $212.1 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of June 28, 2024 (in thousands):

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
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be retired and returned to the status of authorized but unissued shares of Class A common stock. As of June 28, 2024, the remaining authorization to purchase additional shares was $71.6 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2024:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 29, 2023	967,789	$80,002	$82.66
Q2 - Quarter ended March 29, 2024	294,400	24,997	84.91
Q3 - Quarter ended June 28, 2024	422,643	35,000	82.81
Total	1,684,832	$139,999
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2024:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 29, 2023	February 1, 2024	February 13, 2024	February 22, 2024	$0.30	$28.7 million
Q2 - Quarter ended March 29, 2024	May 2, 2024	May 14, 2024	May 22, 2024	$0.30	$28.7 million
Q3 - Quarter ended June 28, 2024	August 7, 2024	August 19, 2024	August 27, 2024	$0.30	$28.7 million	(1)

(1)The dividend payment amount for the dividend declared in the third quarter of fiscal 2024 is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our unaudited interim condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended June 28, 2024				Fiscal Year-To-Date Ended June 28, 2024
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(1,086)	$642	$(28,624)	$(29,068)	$(2,858)	$(197)	$(33,929)	$(36,984)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	173	(938)	—	(765)	1,889	(776)	—	1,113
Foreign currency translation gains/(losses) (1)	—	—	(883)	(883)	—	—	4,422	4,422
Income tax effect - benefit/(expense) (3)	—	105	—	105	—	(76)	—	(76)
Net of tax	173	(833)	(883)	(1,543)	1,889	(852)	4,422	5,459
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	(1)	528	—	527	51	1,557	—	1,608
Income tax effect - benefit/(expense) (3)	—	(88)	—	(88)	4	(259)	—	(255)
Net of tax	(1)	440	—	439	55	1,298	—	1,353
Net current-period other comprehensive income/(loss)	172	(393)	(883)	(1,104)	1,944	446	4,422	6,812
Ending Balance	$(914)	$249	$(29,507)	$(30,172)	$(914)	$249	$(29,507)	$(30,172)

	Fiscal Quarter Ended June 30, 2023				Fiscal Year-To-Date Ended June 30, 2023
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(2,995)	$240	$(24,671)	$(27,426)	$(5,986)	$(4,483)	$(41,172)	$(51,641)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	(193)	(375)	—	(568)	2,911	5,177	—	8,088
Foreign currency translation gains/(losses) (1)	—	—	(3,276)	(3,276)	—	—	13,225	13,225
Income tax effect - benefit	—	61	—	61	—	—	—	—
Net of tax	(193)	(314)	(3,276)	(3,783)	2,911	5,177	13,225	21,313
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	(69)	138	—	69	(220)	(780)	—	(1,000)
Income tax effect - benefit/(expense) (3)	12	(35)	—	(23)	50	115	—	165
Net of tax	(57)	103	—	46	(170)	(665)	—	(835)
Net current-period other comprehensive income/(loss)	(250)	(211)	(3,276)	(3,737)	2,741	4,512	13,225	20,478
Ending Balance	$(3,245)	$29	$(27,947)	$(31,163)	$(3,245)	$29	$(27,947)	$(31,163)
(1)The foreign currency translation gains during the fiscal year-to-date period ended June 28, 2024, and during the fiscal year-to-date period ended June 30, 2023, were primarily due to the strengthening of other foreign currencies as compared to the U.S. dollar. The foreign currency translation losses during the third quarter of fiscal 2024 and the third quarter of fiscal 2023 were primarily due to the strengthening of the U.S. dollar as compared to other foreign currencies.
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$38,444	$16,399	$203,255	$191,470

Denominator:
Weighted-average shares outstanding—basic	95,686	95,658	95,593	95,794
Potential common shares from options to purchase common stock	552	847	645	746
Potential common shares from restricted stock units	695	896	1,146	986
Potential common shares from employee stock purchase plan	26	58	28	62
Weighted-average shares outstanding—diluted	96,959	97,459	97,412	97,588

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.40	$0.17	$2.13	$2.00
Diluted	$0.40	$0.17	$2.09	$1.96

Antidilutive awards excluded from calculation:
Stock options	1,158	997	1,139	907
Restricted stock units	2	5	4	142
Employee stock purchase plan	102	5	50	2

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefits
As of June 28, 2024, the total amount of gross unrecognized tax benefits was $86.8 million, of which $54.0 million, if recognized, would reduce our effective tax rate. As of September 29, 2023, the total amount of gross unrecognized tax benefits was $76.3 million, of which $47.2 million, if recognized, would reduce our effective tax rate. The fiscal year-to-date period ended June 28, 2024 increase was primarily due to current year reserves for transfer pricing and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our unaudited interim condensed consolidated balance sheets.

Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the third quarter of fiscal 2024 was 20.9% or a tax expense of $10.5 million and our effective tax rate in the third quarter of fiscal 2023 was 30.9% or a tax expense of $7.4 million. The decrease in our effective tax rate was primarily due to a shift in the mix of earnings to jurisdictions with lower tax rates partially offset by less benefit from research and development credits.
Our effective tax rate in the fiscal year-to-date period ended June 28, 2024 was 18.7% or a tax expense of $47.3 million and our effective tax rate in the fiscal year-to-date period ended June 30, 2023 was 20.4% or a tax expense of $49.3 million. The decrease in our effective tax rate was primarily due to a shift in the mix of earnings to jurisdictions with lower tax rates partially offset by less benefit from research and development credits.
Compared to the Federal statutory rate of 21%, our effective tax rates for the third quarter of fiscal 2024 and fiscal year-to-date period ended June 28, 2024 were lower primarily due to the mix of earnings favoring jurisdictions with lower tax rates partially offset by less benefit from research and development credits.
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
Fiscal 2024 Restructuring Events. In April 2024, we initiated restructuring actions with the purpose of focusing our resources on our highest strategic priorities. In connection with this plan, we recorded an expense in the third quarter of fiscal 2024 of $4.6 million in severance and other related benefits. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the fourth quarter of fiscal 2024. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $3 million in fiscal 2024 and approximately $11 million in fiscal 2025. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
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

We recorded an expense of $4.6 million in the third quarter of fiscal 2024 primarily due to severance and other related benefits related to fiscal 2024 restructuring activities.
The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs and adjustments	Total
Balance at September 30, 2022	$5,781	$—	$5,781
Restructuring charges	23,943	23,118	47,061
Cash payments and adjustments	(9,372)	(16,225)	(25,597)
Non-cash adjustment for leased facility exit costs	—	(6,893)	(6,893)
Balance at September 29, 2023	$20,352	$—	$20,352
Restructuring charges	11,825	(4,151)	7,674
Cash payments and adjustments	(26,806)	4,151	(22,655)
Balance at June 28, 2024	$5,371	$—	$5,371
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

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of June 28, 2024 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Thereafter	Total
Naming rights	$—	$13,126	$13,472	$8,534	$8,642	$35,674	$79,448
Purchase obligations	7,981	9,197	1,558	—	—	—	18,736
Donation commitments	1,008	116	116	86	86	404	1,816
Total	$8,989	$22,439	$15,146	$8,620	$8,728	$36,078	$100,000
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
16. Subsequent Event
Acquisition of THEO. On July 24, 2024, we acquired all outstanding equity interests of THEO Technologies NV ("THEO"), a privately held company, for approximately $58 million in cash at closing. THEO's products power high-quality online video experiences for customers across sports and entertainment. We are in the process of allocating the purchase price to the acquired assets and liabilities based upon their estimated fair values as of the closing date of the acquisition.
Share Repurchase Program. On August 7, 2024, we announced that our Board of Directors approved increasing the size of our stock repurchase program by $350 million, bringing the amount available for future repurchases of our Class A Common Stock to approximately $422 million. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be retired and returned to the status of authorized but unissued shares of Class A common stock.

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
REVENUE GENERATION
We generate revenue from more than approximately 500 product OEMs and software developers. As of June 28, 2024, we had approximately 20,700 issued patents relating to technologies, which are licensed to third parties and comprise a significant portion of our licensing revenue. We have approximately 1,600 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products which incorporate our technologies to inform consumers that they have met our quality specifications.
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

Technology	Description
AAC, HE-AAC and Extended HE-AAC	Advanced digital audio codec solutions with high bandwidth efficiency used for a wide range of media applications.
AVC	A digital video codec with high bandwidth efficiency used in a wide range of media devices.
Dolby AC-4	A next-generation digital audio coding technology that increases transmission efficiency while delivering new audio experiences, including Dolby Atmos, to a wide range of playback devices.
Dolby Atmos	An object-oriented audio technology for cinema and a wide range of media devices that allows sound to be precisely placed and moved anywhere in the listening environment including the overhead dimension. Dolby Atmos provides an immersive experience that can be provided via multiple Dolby audio coding technologies.
DD	A digital audio coding technology that provides multichannel sound to a variety of media applications.
DD+	An advanced digital audio coding technology that offers more efficient audio transmission for a wide range of media applications and devices.
Dolby TrueHD	A digital audio coding technology providing lossless encoding for premium quality media applications.
Dolby Vision	An imaging technology combining high dynamic range and dynamic metadata to deliver ultra vivid colors, sharper contrasts, and richer details for cinema and a wide range of media devices.
HEVC	A digital video codec with high bandwidth efficiency to support ultra-high definition experiences for a wide range of media devices.

The following table presents the composition of revenue from our licensing business for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023	Main Components of Each Category
Broadcast	36%	38%	35%	37%	Televisions and STBs
Mobile	24%	18%	21%	22%	Smartphones and Tablets
CE	11%	13%	14%	14%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	10%	11%	12%	10%	Windows and macOS operating systems and devices
Other	19%	20%	18%	17%	Dolby Cinema, Gaming consoles, Automotive, and Patent pool administrative services
Total	100%	100%	100%	100%
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

MACROECONOMIC CONDITIONS
The current macroeconomic environment has negatively impacted many of our licensees and that directly impacts our financial results. Our revenue has been impacted by macroeconomic conditions, including but not limited to, inflation, heightened interest rates, economic impacts related to COVID-19, supply chain constraints, increased shipping costs, international conflicts, reduced discretionary consumer spending, and reduced new product investment by our customers caused by elevated interest rates and lower demand. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, the noted macroeconomic conditions and related uncertainty may negatively impact transaction cycles and our recovery of revenue associated with past unauthorized or unreported usage. The future implications of these macroeconomic conditions on our business, results of operations and overall financial position remain uncertain. We continue to monitor the evolving macroeconomic environment and the impact on our business. Further discussion of the potential impacts of these macroeconomic effects on our business can be found in Part II, Item 1A "Risk Factors."
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
Our audio and imaging technologies are included across movie and episodic content through adoption by content creators and many forms of distribution, including broadcast TV, streaming, and optical disc playback. The availability of content on these platforms drives adoption in devices such as TVs, STBs, and speaker devices. Major streaming partners and services such as Netflix, Disney+, Apple TV+, Amazon, Max, Paramount+, and other streaming partners and services internationally, continue to enhance content in Dolby Vision and Dolby Atmos. These streaming services launch local content in Dolby formats internationally. As we see an increase in new local content, we increase our value proposition for adoption of Dolby Vision and Dolby Atmos across devices in all market segments.
We are increasing the number of Dolby experiences that people can enjoy by enhancing new types of content, such as music, gaming, live sports, and user-generated content using Dolby technologies. Recently, Comcast announced that the 2024 Olympics coverage will be available in Dolby Vision and Dolby Atmos. In the third quarter of fiscal 2024, the T20 Cricket World Cup, UEFA EURO 2024, Wimbledon, and the NHL and NBA post seasons were all available in Dolby Atmos and Dolby Vision.
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
The following are highlights from our third quarter of fiscal 2024 and key challenges related to audio and imaging licensing, by market. Further discussion of the potential impacts of these key challenges on our business can be found in Part II, Item 1A "Risk Factors."
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
Mobile
Highlights: We continue to focus on adoption of our technologies across major mobile ecosystems, including Apple and Android. HE-AAC and HEVC are widely adopted audio and video technologies across mobile devices, and we offer these technologies through our patent licensing programs. We also continue to focus on expanding adoption of our DD+, AC-4, Dolby Atmos, and Dolby Vision technologies in the mobile market. The breadth of mobile devices supporting Dolby technologies continues to increase globally. In the third quarter of fiscal 2024 Transsion added a Dolby enabled low cost phone for consumers in Malaysia. Additionally, Sharp Singapore launched the R8s Pro smartphone series with Dolby Vision and Dolby Atmos and Realme launched the GT6, the first smartphone to support Dolby Vision video capture in telephoto video.
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
Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as soundbars, DMAs, wireless and smart speakers, AVRs, and Blu-Ray players, through the inclusion of our DD+ technology, and increasingly through the inclusion of Dolby Atmos and Dolby Vision. AAC and HE-AAC technologies also have broad adoption through our patent licensing programs. We continue to focus on expanding the availability of Dolby technologies to new devices. In the third quarter of fiscal 2024 Sonos launched headphones that support Dolby Head Tracking with Dolby Atmos. Additionally, VIZIO announced integration of Dolby Atmos across its entire 2024 soundbar lineup.

Key Challenges: We must continue to present compelling reasons for consumers to demand our technologies wherever they enjoy entertainment content, while promoting creation and broad availability of content in our formats. To the extent that OEMs do not incorporate our technologies in current and future products, our revenue could be impacted.
Personal Computers
Highlights: DD+ continues to enhance audio playback in both Mac and Windows operating systems, including native support in their respective Safari and Microsoft Edge browsers. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of PCs from partners such as Apple, Lenovo, Dell, Samsung, and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming. In the third quarter of fiscal 2024 Lenovo launched several new flagship products that support Dolby Vision and Dolby Atmos - including the Yoga Air, moto razr and moto S50 Neo.
Key Challenges: Demand for PCs has fluctuated significantly in recent years. We must continuously collaborate and maintain our key partnerships with PC manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems. To the extent that PC manufacturers do not incorporate our technologies in current and future products, our revenue could be impacted. Beginning with PCs shipping with the 24H2 version of Windows 11, Microsoft will change the way Dolby’s DD and DD+ decoders are provided to third party PC OEMs. For such devices, Dolby will be distributing those codecs directly to PC OEMs instead of through Microsoft’s Windows operating system. We do not expect this change to have a material impact on our revenue.
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
We also generate revenue from the automotive industry through the adoption of Dolby Atmos Music and through disc playback devices as well as other elements of the entertainment system. In the third quarter of fiscal 2024 Cadillac announced the 2025 OPTIQ EV with Dolby Atmos. Electric automotive manufacturer Rivian launched the second generation of its flagship vehicles, the R1S SUV and R1T pickup, that feature support for Dolby Atmos. Additionally, Great Wall Motors launched its new smart cabin system, Coffee OS 3, and a new automobile model with Dolby Atmos.
Key Challenges: Consumer demand for devices in the gaming industry is impacted by anticipation of console refresh cycles, which could result in fluctuations in our revenue. In addition, the gaming console market has competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base. Automotive revenue has been negatively impacted by a decline in the portion of cars that have optical disc playback. Shortages of certain semiconductor components could result in lower implementation of our technologies in vehicles by automotive manufacturers. Our revenue growth will be impacted if OEMs do not incorporate our technologies in their latest products, which can be more prominent in industries with longer development cycles such as the automotive industry. Additionally, the automotive industry is cyclical, so our revenue from the auto market is affected by the broader cycles of the industry.
Included within Other Markets is also licensing revenue from audio and imaging technologies used to create Dolby experiences through Dolby Cinema.
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with sites located in the U.S. and internationally. The breadth of motion pictures for Dolby Cinema continues to grow with over 630 theatrical titles in both Dolby Vision and Dolby Atmos having been announced or released from all of the major studios as of the end of the third quarter of fiscal 2024. In the third quarter of fiscal 2024 Melco Resorts & Entertainment opened Studio City Cinema, which is the first Dolby Cinema in the Hong Kong Macau Region.
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
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the third quarter of fiscal 2024, there are over 8,000 Dolby Atmos screens installed or committed and over 3,200 Dolby Atmos theatrical titles have been announced or released.
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
RESULTS OF OPERATIONS
For each line item included on our unaudited interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the unaudited interim condensed consolidated financial statements for the quarters ended June 28, 2024 and June 30, 2023. Note that adjustments related to sales-based royalties that were misreported by licensees as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	June 28, 2024	June 30, 2023	$	%	June 28, 2024	June 30, 2023	$	%
Revenue	$267,082	$273,108	$(6,026)	(2)%	$899,089	$932,727	$(33,638)	(4)%
Percentage of total revenue	92%	92%			93%	92%
Cost of licensing	17,386	15,610	1,776	11%	48,440	50,334	(1,894)	(4)%
Gross margin	249,696	257,498	(7,802)	(3)%	850,649	882,393	(31,744)	(4)%
Gross margin percentage	93%	94%			95%	95%

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Licensing Revenue By Market	June 28, 2024		June 30, 2023		June 28, 2024		June 30, 2023
Broadcast	$95,430	36%	$102,966	38%	$313,326	35%	$349,271	37%
Mobile	63,096	24%	50,363	18%	187,073	21%	207,775	22%
CE	28,352	11%	34,417	13%	123,793	14%	128,515	14%
PC	27,606	10%	29,489	11%	107,223	12%	97,122	10%
Other	52,598	19%	55,873	20%	167,674	18%	150,044	17%
Total licensing revenue	$267,082	100%	$273,108	100%	$899,089	100%	$932,727	100%

Current Quarter: Q3 2024 vs. Q3 2023

Factor	Licensing Revenue		Gross Margin
Broadcast	â	Lower revenue from recoveries and set-top-box unit shipments, partially offset by timing of Dolby vision minimum volume commitments	ßà	No significant fluctuations
CE	â	Lower revenue due to lower unit shipments, timing, and lower recoveries
Other	â	Lower revenue driven by lower gaming console unit shipments, including less benefit of true-up compared to prior year, partially offset by higher automotive revenue driven by increase in adoption of Dolby Atmos
PC	â	Lower revenue from timing of minimum volume commitments
Mobile	á	Higher revenue from timing of minimum volume commitments in imaging patents and Vision adoption
Year-To-Date: Q3 2024 vs. Q3 2023

Factor	Licensing Revenue		Gross Margin
Broadcast	â	Lower revenue primarily due to timing of minimum volume commitments in imaging patents, lower recoveries, true-up impacting foundational technologies and imaging patents, and lower set-top-box unit shipments, partially offset by adoption of Dolby Vision and Dolby Atmos recoveries
Mobile	â	Lower revenue primarily due to timing of minimum volume commitments in our audio patent programs	ßà	No significant fluctuations
Other	á	Higher revenue from imaging patent pool administrative fees and higher automotive revenue driven by higher adoption of Dolby Atmos, partially offset by lower gaming
PC	á	Higher revenue from timing of minimum volume commitments in imaging patents and higher true-up
CE	â	Lower revenue from unit shipments, timing of minimum volume commitments in imaging patents, partially offset by higher recoveries.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	June 28, 2024	June 30, 2023	$	%	June 28, 2024	June 30, 2023	$	%
Revenue	$21,736	$25,262	$(3,526)	(14)%	$69,826	$76,455	$(6,629)	(9)%
Percentage of total revenue	8%	8%			7%	8%
Cost of products and services	18,277	25,905	(7,628)	(29)%	58,060	66,680	(8,620)	(13)%
Gross margin	3,459	(643)	4,102	(638)%	11,766	9,775	1,991	20%
Gross margin percentage	16%	(3)%			17%	13%

Current Quarter: Q3 2024 vs. Q3 2023

Factor	Products and Services Revenue		Gross Margin
Products	â	Lower cinema products revenue as compared to the prior year	á	Higher gross margin due to higher inventory reserve provision in prior year
Services	ßà	No significant fluctuations	ßà	No significant fluctuations
Year-To-Date: Q3 2024 vs. Q3 2023

Factor	Products and Services Revenue		Gross Margin
Products	â	Lower cinema products revenue as compared to the prior year	á	Higher gross margin due to higher inventory reserve provision in prior year
Services	ßà	No significant fluctuations	ßà	No significant fluctuations
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 28, 2024	June 30, 2023	$	%	June 28, 2024	June 30, 2023	$	%
Research and development	$65,501	$68,696	$(3,195)	(5)%	$195,027	$201,097	$(6,070)	(3)%
Percentage of total revenue	23%	23%			20%	20%
Current Quarter: Q3 2024 vs. Q3 2023

Category	Key Drivers
Contractors	â	Lower costs of $0.7 million primarily due to lower contractor spend due in part to restructuring activities
Compensation & Benefits	â	Lower costs of $0.7 million in payroll salaries due to lower headcount due to restructuring activities
Other	â	Lower bonus, stock-based compensation expense, and other miscellaneous expenses
Year-To-Date: Q3 2024 vs. Q3 2023

Category	Key Drivers
Contractors	â	Lower costs of $3.4 million primarily due to lower contractor spend due in part to restructuring activities
Other	â	Lower bonus, stock-based compensation expense, and other miscellaneous expenses
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 28, 2024	June 30, 2023	$	%	June 28, 2024	June 30, 2023	$	%
Sales and marketing	$77,518	$85,594	$(8,076)	(9)%	$246,559	$263,494	$(16,935)	(6)%
Percentage of total revenue	27%	29%			25%	26%

Current Quarter: Q3 2024 vs. Q3 2023

Category	Key Drivers
Compensation & Benefits	â	Lower costs of $3.2 million in payroll salaries due to lower headcount due to restructuring activities
Trade Shows and Marketing Programs	â	Lower costs of $2.3 million due to higher tradeshow activity in the prior year
Other	â	Lower costs primarily due to lower depreciation, facilities and other miscellaneous expense
Year-To-Date: Q3 2024 vs. Q3 2023

Category	Key Drivers
Compensation & Benefits	â	Lower costs of $7.5 million in payroll salaries due to lower headcount due to restructuring activities
Contractors	â	Lower costs of $2.0 million primarily due to lower contractor spend due in part to restructuring activities
Other	â	Lower costs primarily due to lower depreciation and other miscellaneous expense
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation and amortization, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 28, 2024	June 30, 2023	$	%	June 28, 2024	June 30, 2023	$	%
General and administrative	$69,275	$69,954	$(679)	(1)%	$201,183	$191,865	$9,318	5%
Percentage of total revenue	24%	23%			21%	19%
Current Quarter: Q3 2024 vs. Q3 2023

Category	Key Drivers
Credit Loss Expense	â	Lower costs of $2.6 million primarily due to higher credit losses expense in prior year
Legal, Professional, and Contractors	á	Higher costs of $2.0 million in professional services primarily due to M&A activities
Year-To-Date: Q3 2024 vs. Q3 2023

Category	Key Drivers
Systems, Telecom & Computer Equipment	á	Higher costs of $2.2 million largely attributable to additional spend post-acquisition of MPEG LA
Stock-based Compensation	á	Higher costs of $2.0 million primarily due to increased fair value of RSUs
Fringe benefits	á	Higher costs of $1.9 million primarily due to higher medical expenses
Credit Loss Expense	â	Lower costs of $2.0 million primarily due to higher credit losses expense in prior year
Other	á	Higher costs due to higher depreciation, professional services expense
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 28, 2024	June 30, 2023	$	%	June 28, 2024	June 30, 2023	$	%
Restructuring charges	$4,078	$16,676	$(12,598)	(76)%	$7,674	$16,465	$(8,791)	(53)%
Percentage of total revenue	1%	6%			1%	2%

In April 2024, we initiated restructuring actions with the purpose of focusing our resources on our highest strategic priorities. In connection with this plan, we recorded an expense in the third quarter of fiscal 2024 of $4.6 million in severance and other related benefits. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the fourth quarter of fiscal 2024. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $3 million in fiscal 2024 and approximately $11 million within fiscal 2025. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
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
We recorded an expense of $4.6 million in the third quarter of fiscal 2024 primarily due to new restructuring activities.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 28, 2024	June 30, 2023	$	%	June 28, 2024	June 30, 2023	$	%
Other income	$13,381	$7,822	$5,559	71%	$40,773	$21,773	$19,000	87%
Percentage of total revenue	5%	3%			4%	2%
Current Quarter: Q3 2024 vs. Q3 2023

Category	Key Drivers
Other Income	á	Higher income from our equity method investment in the current year
Interest Income	á	Higher yields on stable invested cash balance
Year-To-Date: Q3 2024 vs. Q3 2023

Category	Key Drivers
Other Income	á	Higher income from our equity method investment in the current year
Interest Income	á	Higher yields on higher invested cash balance

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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Provision for income taxes	$(10,509)	$(7,352)	$(47,295)	$(49,284)
Effective tax rate	20.9%	30.9%	18.7%	20.4%
Current Quarter: Q3 2024 vs. Q3 2023

Factor	Impact On Effective Tax Rate
Foreign Operations	â	Higher benefit from earned income in lower tax jurisdictions
Research and Development	á	Lower benefit from R&D tax credits
Year-To-Date: Q3 2024 vs. Q3 2023

Factor	Impact On Effective Tax Rate
Foreign Operations	â	Higher benefit from earned income in lower tax jurisdictions
Research and Development	á	Lower benefit from R&D tax credits

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of June 28, 2024, we had cash and cash equivalents of $741.6 million, which consisted of cash and highly-liquid money market funds. In addition, we had short and long-term investments of $245.2 million, which primarily consisted of corporate bonds, government bonds, municipal debt securities, commercial paper, and U.S. agency securities.
The following table presents selected financial information as of June 28, 2024 and September 29, 2023 (in thousands):

	June 28, 2024	September 29, 2023
Cash and cash equivalents	$741,636	$745,364
Short-term investments	127,321	139,148
Long-term investments	117,901	97,812
Accounts receivable, net	285,843	262,245
Accounts payable and accrued liabilities	297,024	372,324
Working capital	1,114,119	1,065,578
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

On June 6, 2024, we announced that we entered into a definitive agreement with General Electric Company (operating as GE Aerospace) pursuant to which we would purchase all of the issued and outstanding equity interests of GE Intellectual Property Licensing, LLC and GE Technology Development, Inc, which, collectively with each of their subsidiaries, comprise GE Licensing, an intellectual property licensing business primarily targeting the consumer digital media and electronics sectors, for an aggregate cash purchase price of $429 million, subject to certain purchase price adjustments. The closing of the proposed transaction is contingent on expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other customary closing conditions.
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
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $2.9 billion of stock repurchases under the program.
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

Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. In the third quarter of fiscal 2024, a quarterly dividend of $0.30 per share was paid on our Class A and Class B common stock to eligible stockholders of record.
Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the unaudited interim condensed consolidated statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).
Operating Activities

	Fiscal Year-To-Date Ended
	June 28, 2024	June 30, 2023
Net cash provided by operating activities	$211,082	$282,066
Net cash provided by operating activities decreased $71.0 million in the fiscal year-to-date period ended June 28, 2024 as compared to the fiscal year-to-date period ended June 30, 2023, primarily due to the following:

Factor	Impact On Cash Flows
Operating assets and liabilities	â	Lower inflows due to higher accounts receivable and other non-current liabilities, partially offset by higher prepaid expenses
Investing Activities

	Fiscal Year-To-Date Ended
	June 28, 2024	June 30, 2023
Net cash provided by (used in) investing activities	$(24,984)	$73,917
Net cash provided by (used in) investing activities was $98.9 million lower in the fiscal year-to-date period ended June 28, 2024 as compared to the fiscal year-to-date period ended June 30, 2023, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds from Investments	â	Lower inflows from the sale and maturity of marketable investment securities
Purchase of Investments	â	Higher outflows for the purchase of marketable investment securities and acquisition in prior year
Financing Activities

	Fiscal Year-To-Date Ended
	June 28, 2024	June 30, 2023
Net cash used in financing activities	$(227,696)	$(194,014)
Net cash used in financing activities was $33.7 million higher in the fiscal year-to-date period ended June 28, 2024 as compared to the fiscal year-to-date period ended June 30, 2023, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	â	Higher outflows due to higher common stock repurchases in the current year
Shares Repurchased for Tax Withholdings	â	Higher outflows due to higher common stock repurchases
Dividend Payments	â	Higher outflows for the payment of our quarterly cash dividend to common stockholders primarily as a result of a $0.03 per share increase compared to the prior fiscal year
Common Stock Issuances	á	Higher inflows from employee stock option exercises
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

In the third quarter of fiscal 2024, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of June 28, 2024, we had cash and cash equivalents of $741.6 million, which consisted of cash and highly-liquid money market funds. In addition, we had both short and long-term investments of $245.2 million, which consisted of corporate bonds, government bonds, municipal debt securities, commercial paper, and U.S. agency securities. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. As of June 28, 2024, the weighted-average credit quality of our investment portfolio was AA-, with a weighted-average maturity of approximately thirteen months. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy.
The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations. Based on our investment portfolio balance as of June 28, 2024, hypothetical changes in interest rates of 1% and 0.5% would have an impact on the carrying value of our portfolio of approximately $2.0 million and $1.0 million, respectively.
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
The pre-tax gains or losses attributed to the effective portion of cash flow hedges recognized in AOCI was a $0.9 million loss in the third quarter of fiscal 2024 and was not material in the fiscal year-to-date period ended June 28, 2024. The pre-tax gains attributed to the effective portion of cash flow hedges recognized in AOCI was not material in the third quarter of fiscal 2023 and was $5.2 million in the fiscal year-to-date period ended June 30, 2023.
The pre-tax effective portion of the gains or losses reclassified to the unaudited interim condensed consolidated statements of operations was not material in the third quarter of fiscal 2024 and was a $1.6 million gain in the fiscal year-to-date period ended June 28, 2024, and was not material in the third quarter of fiscal 2023 and in the fiscal year-to-date period ended June 30, 2023.

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
As of June 28, 2024 and September 29, 2023, the outstanding derivative instruments had maturities of equal to or less than 3 months, and the total notional amounts of outstanding contracts were $120.4 million and $134.8 million, respectively.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of June 28, 2024. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to an increase in the fair value of our financial instruments by $1.7 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an decrease in the fair value of these financial instruments by $1.7 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending June 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our revenue from the PC market is reliant on key partnerships and is vulnerable to macroeconomic risks. Our revenue from the PC market depends on several factors, including underlying PC unit shipments, the extent to which our technologies are included on computers, including through operating systems and various subsystems, and the terms of any royalties or other payments we receive. For example, beginning with PCs shipping with the 24H2 version of Windows 11, Microsoft will change the way Dolby’s DD and DD+ decoders are provided to third party PC OEMs. For such devices, Dolby will be distributing those codecs directly to PC OEMs instead of through Microsoft’s Windows operating system. To the extent that PC manufacturers do not incorporate our technologies in current and future products, our revenue could be impacted. Further, we rely on a small number of partnerships with key participants in the PC market. If we are unable to maintain these key relationships, we may experience a decline in PCs incorporating our technologies. Demand for PCs has also fluctuated significantly in recent years. Macroeconomic conditions may also adversely impact PC manufacturing, supply chain and distribution, the timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
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
Consumer spending weakness may impact our licensees and licensing revenues generally. Weakness in general economic conditions due to inflation, elevated interest rates, lower consumer confidence, a potential recession, pandemic or other adverse economic conditions, may suppress consumer demand in our markets and consumers going to the movies. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, TVs, STBs, Blu-ray Disc players, video game consoles, AV Receivers, mobile devices, in-car entertainment systems, and home-theater systems, which makes revenue generated by such technologies vulnerable to weakness in consumer spending. Prolonged weakness in consumer spending may also lead to licensees and other customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Weakness in consumer spending may also increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
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
Marketing and Branding
If we fail to promote and maintain the Dolby brand, our business will suffer. Maintaining and strengthening the Dolby brand is critical to maintaining and expanding our licensing, products, and services business, as well as our ability to offer technologies for new markets. Our continued success depends on our reputation for providing high quality technologies, products, and services across a wide range of entertainment markets, including the consumer electronics, PC, broadcast, and gaming markets. If we fail to promote and maintain the Dolby brand successfully in licensing, products or services, our business will suffer. Furthermore, we believe that the strength of our brand may affect the likelihood that our technologies are adopted as industry standards in various markets and for various applications. Our ability to maintain and strengthen our brand will depend heavily on our ability to develop innovative technologies for the entertainment industry, to enter into new markets successfully, and to provide high quality products and services in these new markets. In addition, our practices and public disclosures related to environmental, social and governance (ESG) matters could impact our brand and reputation. If our ESG practices do not meet evolving investor or other stakeholder expectations and societal and regulatory standards, or if we are unable to make progress on or achieve our goals and objectives in this area, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted, which could adversely affect our operating results.
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
The market for broadcast technologies in particular has traditionally been heavily based on industry standards, in some cases mandated by governments choosing from among alternative standards, and we expect this to continue to be the case in the future. The continued advancement of OTT media delivery and consumption is altering the landscape for broadcast standards. This trend is reducing the importance of the inclusion of our technology in certain broadcast standards while increasing the importance of inclusion within internet and mobile industry standards. We cannot predict the extent to which this trend may impact our revenue.
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
We recognize a material portion of our licensing revenue based on our estimate of sales of royalty-bearing products. Upon receipt of actual reporting of sales-based royalties, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. Additionally, our results of operations could be impacted to the extent that we are required to accelerate recognition of revenue under certain arrangements, potentially causing the amount of revenue we recognize to vary materially from quarter to quarter. While our reporting practices do not change the cash flows or total revenue we ultimately receive from our contracts with customers, they could result in changes to the timing of our reported revenue and income, which in turn could cause volatility in the price of our Class A common stock.
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

TECHNOLOGY TRENDS AND DEVELOPMENTS
Developing new and enhanced technologies is inherently difficult and our revenue growth may be impacted if we are unsuccessful in our efforts. Our revenue growth will depend upon our success in new and existing markets for our technologies, such as digital broadcast, mobile devices, online and mobile media distribution, cinema, and cloud services. The markets for our technologies and products are influenced by:
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
INTELLECTUAL PROPERTY
Our business is dependent on protecting our intellectual property rights. Our business is dependent upon protecting our patents, trademarks, trade secrets, copyrights, and other IP rights, the loss or expiration of which may significantly impact our results of operations and financial condition. Effective IP rights protection, however, may not be available under the laws of every country in which our products and those of our licensees are distributed. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. We also seek to maintain select IP as trade secrets, and third parties or our employees could intentionally or accidentally compromise the IP that we maintain as trade secrets. In addition, protecting our IP rights is costly and time consuming. We have taken steps in the past to enforce our IP rights and expect to do so in the future. However, it may not be practicable or cost effective for us to enforce our IP rights fully, particularly in some countries or where the initiation of a claim might harm our business relationships.
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
Our revenue could decline if we are unable to maintain patent coverage for our technologies. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of June 28, 2024, we had approximately 20,700 issued patents in addition to approximately 4,800 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through December 2047. If we are unable to refresh our technology with new patented inventions or expand our patent portfolio, our revenue could decline. In addition to patents covering technology we license directly, if patents we license through patent pool arrangements expire or we are otherwise unable to maintain our share of pool royalties, then our revenue could be impacted. Additionally, if the patents licensed through a patent pool arrangement are deemed not to be valuable in the aggregate by the licensees of such patent pool, they may not renew their licenses, which could impact our revenue.
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
Unauthorized use of our intellectual property has occurred and will likely continue to occur. We have often experienced, and expect to continue to experience, problems with non-licensee OEMs and software vendors, particularly in certain emerging economies, incorporating our technologies and trademarks into their products without our authorization and without paying us any licensing fees. Manufacturers of ICs containing our technologies occasionally sell these ICs to third parties who are not our system licensees. These sales, and the failure of such manufacturers to report the sales, facilitate the unauthorized use of our IP. As emerging economies transition from analog to digital content, such as the transition from analog to digital broadcast, we expect to experience an increase in problems with this form of piracy.
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
We face threats to the confidentiality, integrity, and availability of our information systems, which could result in the misappropriation of sensitive information, disruption of our business, reputational damage, legal exposure, and financial losses. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain sensitive and confidential information, including our trade secrets and proprietary business information, and personal data, as well as content and information owned by or pertaining to our customers, suppliers and business partners. Protecting this information is important to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. Our information technology systems, applications and infrastructure may be vulnerable to attacks by malicious actors including, but not limited to, nation-states and cyber criminals, malware, software defects or other technical malfunctions, ransomware attacks, or other disruptions. This sensitive, confidential or proprietary information may be misappropriated by third-party service providers or others who may inappropriately access or exfiltrate that information from a third-party service provider's system.
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
We also may suffer data security breaches and the unauthorized access to, misuse or acquisition of, personal data or other sensitive and confidential information as the result of intentional or inadvertent breaches or other compromises, including by our employees or service providers. Any data security breach or other incident, whether external or internal in origin, could compromise our networks and systems, create system disruptions or slowdowns and exploit security vulnerabilities of our products. Furthermore, any such breach or other incident can result in the information stored on our networks and systems, or our vendors' networks and systems, being improperly accessed or acquired, publicly disclosed, lost, stolen, modified, made unavailable, or otherwise processed without authorization, and any such breach or other incident, or the perception any has occurred, could subject us to demands, litigation, and liability to our customers, suppliers, business partners and others, as well as regulatory investigations and other proceedings, fines, penalties, and other liabilities, and brand and reputational damage. We make efforts to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools, but in some cases preventive and remedial action might not be sufficient or successful. Disruptions to our information technology systems, due to outages, security breaches or other causes, could also have severe consequences to our business, including financial loss and reputational damage.
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
LEGAL AND REGULATORY COMPLIANCE
Conducting business internationally presents a number of risks to our business, including trade restrictions and changing, unpredictable, and/or inconsistent laws in the jurisdictions in which we operate. We are dependent on international sales for a substantial amount of our total revenue. Approximately 65% and 64% of our revenue was derived outside of the U.S. in the fiscal year-to-date periods ending June 28, 2024 and June 30, 2023, respectively. We are subject to a number of risks related to conducting business internationally, including:
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
•Potential adverse changes in the political, social, and/or economic stability of or conflicts within the regions in which we operate or in diplomatic relations between governments, including policy changes, turmoil or disruptions resulting from elections or other leadership changes;
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
Any or all of these factors, and the uncertainties associated with them, may impact our ability to operate in foreign countries and our ability to develop, the demand for, and profitability of, our technologies and products, as well as our customers' products that incorporate our technologies.
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
In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the FCPA and U.S. export controls. Although we implement policies and procedures designed to ensure compliance with the FCPA and U.S. export controls, such measures can not guarantee that all of our employees, distributors, dealers, and agents will not take actions in violation of our policies or these regulations.
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

STOCK-RELATED ISSUES
The Dolby family has control over stockholder decisions as a result of the control of a majority of the voting power of our outstanding common stock by them and their affiliates. At June 28, 2024, the Dolby family and their affiliates owned 314,968 shares of our Class A common stock and 35,597,733 shares of our Class B common stock. As of June 28, 2024, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.5% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
GENERAL RISK FACTORS
Macroeconomic conditions, including inflation, elevated interest rates, supply chain constraints and the lasting effects of the COVID-19 pandemic have impacted and may continue to impact the markets we serve and our business and results of operations. Our revenue and operations and the markets we serve have been, and may continue to be, impacted by macroeconomic conditions, including but not limited to, inflation, elevated interest rates, the lasting effects of the COVID-19 pandemic, supply chain constraints, increased shipping costs, international conflicts, reduced discretionary consumer spending, and reduced new product investment by our customers caused by elevated interest rates and lower demand. The current macroeconomic environment has negatively impacted, and may continue to negatively impact, many of our licensees and that directly impacts, and may continue to impact, our financial results. The impacts of the current macroeconomic environment on our partners have resulted in, and may continue to cause, the disruption of consumer products' supply chains, shortages of certain semiconductor components, and delays in shipments, product development, and product launches. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, we may be negatively impacted by delays in transaction cycles and our recoveries efforts due to the noted macroeconomic conditions and related uncertainty. The future implications of these macroeconomic conditions on our business, the markets we serve, results of operations and overall financial position remain uncertain.
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
Business interruptions by natural disasters and other events beyond our control could adversely impact our business. Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and catastrophic events beyond our control, including, but not limited to, earthquakes, hurricanes, typhoons, tropical storms, floods, tsunamis, fires, droughts, tornadoes, public health issues and pandemics, severe changes in climate, war, terrorism, and geopolitical unrest and uncertainties. Further, outbreaks of pandemic diseases, or the fear of such events, could provoke (and, in the case of COVID-19, did provoke) responses, including government-imposed travel restrictions and limits on access to entertainment venues. These responses could negatively affect consumer demand and our business, particularly in international markets. War, including the military conflicts between Russia and Ukraine and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, could also affect our business. For example, we have R&D facilities and a large number of employees in Eastern Europe, and any business interruptions or other spillover effects from the Russia-Ukraine conflict could adversely impact our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million, $200.0 million, $350.0 million, $350.0 million, $350.0 million, $250.0 million, and $350.0 million as announced on July 29, 2010, August 4, 2011, February 8, 2012, October 23, 2014, January 25, 2017, July 25, 2018, August 1, 2019, July 29, 2021, February 3, 2022, and August 9, 2022, respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. For additional details on the increase announced on August 7, 2024, refer to Note 16 "Subsequent Event" to our unaudited interim condensed consolidated financial statements.
The following table provides information regarding our share repurchases made under the program during the third quarter of fiscal 2024:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
March 30, 2024 - April 26, 2024	—	$—	—	$106.6 million
April 27, 2024 - May 31, 2024	422,643	$82.81	422,643	$71.6 million
June 1, 2024 - June 28, 2024	—	$—	—	$71.6 million
Total	422,643		422,643
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program as of the end of the applicable period and excludes commission costs.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ending June 28, 2024, the following director and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On May 17, 2024, Emily Rollins, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 30, 2025, or earlier if all transactions under the trading arrangement are completed.
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
Date: August 7, 2024

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)