Form 10-K
period 2024-09-27
Dolby Laboratories, Inc.
filed 2024-11-19
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 29, 2024 was $5.0 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the combined shares of Class A and Class B common stock outstanding as of March 29, 2024. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
On October 25, 2024, the registrant had 59,765,030 shares of Class A common stock, par value $0.001 per share, and 35,670,779 shares of Class B common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 27, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.
FORM 10-K
For the Fiscal Year Ended September 27, 2024

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income (Loss)
API	Application Programming Interface
APIC	Additional Paid In-Capital
ARPU	Average Revenue Per Unit
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVC	Advanced Video Coding
AVR	Audio/Video Receiver
CE	Consumer Electronics
CODM	Chief Operating Decision Maker
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General and Administrative
HDR	High-Dynamic Range
HE-AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
IC	Integrated Circuit
IBR	Incremental Borrowing Rate
IP	Intellectual Property
LP	Limited Partner/Partnership
NOL	Net Operating Loss
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PP&E	Property, Plant, and Equipment
PSO	Performance-Based Stock Option
PSU	Performance-Based Restricted Stock Unit
R&D	Research and Development
ROU	Right-Of-Use
RSU	Restricted Stock Unit
S&M	Sales and Marketing
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
STB	Set-Top Box
TSR	Total Stockholder Return
U.S. GAAP	Generally Accepted Accounting Principles In The United States
VVC	Versatile Video Coding

Forward Looking Statements
This Annual Report on Form 10-K contains forward-looking statements reflecting our current expectations that are subject to risks and uncertainties, including, but not limited to statements regarding: operating results and underlying measures and the effect of acquisitions; demand and acceptance for our technologies and products; the effect of macroeconomic factors on our business; market growth opportunities and trends, including artificial intelligence and new technologies; the development and launch of new products, features, and platforms; our ability to maintain key partnership relationships; our plans, strategies and expected opportunities, including for our licensing business; future competition; our stock repurchase plan; and our dividend policy. Use of words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "intend," "could," "can," "would," "target," "goal," "outlook," "project," "contemplate," "future," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions indicates a forward-looking statement. Such forward-looking statements are based on management's reasonable and current assumptions and expectations, but such statements inherently involve substantial risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements due to a number of factors, including but not limited to the risks set forth in Part I, Item 1A, "Risk Factors" and key challenges set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
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

PART I

ITEM 1. BUSINESS
OVERVIEW
Founded in 1965, Dolby Laboratories is in the business of improving the entertainment experience by inventing and innovating technology that advances audio and video. We enable highly compelling experiences in movies and TV shows, music, sports and more by meeting the needs of content creators, distributors and consumer electronics manufacturers. We have been at the forefront of multiple audio and video revolutions over the last sixty years including the transitions from mono to stereo then surround, analog to digital, and terrestrial broadcasting to streaming. Our strength and durability stem from our ability to combine our expertise in signal processing with our close relationships with artists and other industry experts to continually bring to the creative community technology that allows them to express themselves in new and compelling ways.
Dolby is synonymous with high quality entertainment from a consumer perspective and has become critical to makers of consumer electronic devices as our technology is an important component of the creation and delivery of audio and video content. While some of our technology represents relatively elemental functions like audio signal compression that enable playback, we also offer technology that is innovating in emerging categories including spatial audio and high contrast video. We derive the majority of our revenue from licensing audio and video technology to electronics manufacturers, and a lesser portion of our revenue by offering premium audio and video technologies to cinema exhibitors.
STRATEGY
Key elements of our strategy include:
Advancing the Science of Sight and Sound. We apply our understanding of the human senses, audio, and imaging engineering by collaborating with music, TV and movie creators, and innovating in emerging categories like user-generated content, sports and podcasts, to develop and update technologies aimed at enabling and improving how people experience and interact with entertainment content.
Delivering Superior Creative Experiences. We promote the use of our solutions as creative tools that allow filmmakers, musical artists, sound mixers, and other content creators and providers to fully express their creative intent to their audiences. Our technologies and solutions significantly improve delivery and playback so that consumers may enjoy richer, clearer, and immersive sound and sight experiences.
Building Ecosystems that Benefit from and Sustain Demand for our Solutions. We work closely with content creators, content distributors, and device makers to enable them to deliver great experiences to their audiences, creating a virtuous cycle of product development, improved experiences, and sustained demand for our solutions. We also work closely with technology developers to create and promote standardized technologies that enable content to be enjoyed any place, any time on a broad range of devices.
Expanding the Reach of our Technologies. We look for new and innovative ways to apply our expertise in the science of sight and sound to expand the reach of our technologies to new content, media, devices and audiences.
PRODUCTS AND REVENUE GENERATION
We generate most of our revenue by licensing technology, our brand, and patents to device manufacturers, and selling cinema hardware and services to movie exhibitors.
The following table presents a summary of the composition of our revenue for all periods presented. Refer to Note 2 "Summary of Significant Accounting Policies" and Note 3 "Revenue Recognition" for further detail.

	Fiscal Year Ended
Revenue	September 27, 2024	September 29, 2023	September 30, 2022
Licensing	93%	92%	93%
Products and services	7%	8%	7%
Total	100%	100%	100%

LICENSING
The two primary components of our licensing business are Branded Technologies which include Branded Audio Codecs, Dolby Atmos & Dolby Vision, and Patents, which include Audio Patents and Imaging Patents.
We generated over 90% of our revenue in fiscal 2024 by licensing branded technology and patents that enable 1,000 electronic device manufacturers to enhance the audio and visual capabilities of their products by incorporating our technology.
Branded Technology Licensing
Dolby branded technologies enable compelling audio and video experiences for consumers and offer seamless integration and reliability in devices in which they are incorporated. Dolby branded technologies enjoy widespread adoption, are occasionally mandated as standards, and are frequently considered fundamental to a wide variety of devices and types of entertainment content, including movies, TV shows, sports and music.
Our branded technology solutions are complete solutions. We provide licensees with software, patent rights, and know how to enable content creation, delivery, and playback. Our branded offerings are distinguished by a focus on ease of adoption and deployment. Additionally, our device partners derive value from the use of the Dolby brand, which is synonymous with high quality entertainment.
Dolby branded technologies are part of a unique and broad ecosystem that includes content creators, distributors (such as streaming media companies and broadcasters) and device manufacturers. Initial ecosystem adoption of these technologies yields a virtuous cycle. The more content made available using our branded technologies, the higher the likelihood that more devices embed our technology to facilitate the playback of that content. The more device manufacturers include our technology, the more content creators and distributors want to make content available in Dolby formats.
Branded Audio Codecs
A significant portion of our branded licensing is centered on audio codecs: compression and decompression technologies for audio. The most important of these are the following:
•DD+. DD+ is an advanced surround sound audio codec technology that enables the Dolby audio experience across home theaters, smartphones, operating systems, and browsers. A versatile, bandwidth efficient and scalable home theater grade audio codec for A/V content, DD+ is designed to deliver up to 7.1 channels of surround sound across multiple platforms and content types. It is also able to carry channel-based configurations.
•Dolby AC-4. Dolby AC-4 is an audio codec that uses cutting edge compression to deliver equivalent experiences at half the bitrate of DD+, its predecessor. Dolby AC-4 matches the delivery method with the optimal configuration, enabling encodes tailored for broadcast or streaming and catering for headphone or speaker playback. It is also capable of delivering enhanced, user-configurable, and accessible experiences. The Dolby AC-4 coding system utilizes new aspects of object audio for features like dialogue enhancement or commentator substitution.
Dolby Atmos and Dolby Vision
Dolby Atmos and Dolby Vision are Dolby’s next generation of branded licensing products. They represent significant innovations, and enable consumers to enjoy increasingly immersive audio and video experiences. Dolby Atmos and Dolby Vision include encoding technologies that artists use to create more compelling and immersive audio and video experiences, as well as a set of decoding technologies that device manufacturers include on their devices to decode the content the artists have created.
•Dolby Atmos. Dolby Atmos is the evolution of surround sound technology that creates a three-dimensional audio experience with object-based sound technology with up to 128 audio objects that can be positioned anywhere to allow for precise placement and movement of sound in a three dimensional space. This is achieved by adding height channels and spatially encoded digital signals. Dolby Atmos can adapt to varied playback environments and devices, including stereo headphones, speakers, receivers, TVs, soundbars, AVRs and automotive systems.

•Dolby Vision. Dolby Vision is a visual technology that uses HDR to improve the quality of images in movies, TV shows, sports and games. Dolby Vision is designed to make images appear more realistic by enhancing details in both dark and bright areas, and by increasing brightness, increasing the range of colors, and depicting deep blacks. It includes dynamic metadata that adjusts the picture based on a display's capabilities on a per-frame or per-shot basis.
A device must support Dolby Atmos and Dolby Vision to fully experience content in Dolby Atmos and Dolby Vision. Ecosystems for these products flourish because creatives appreciate that creating content using Dolby Atmos and Dolby Vision tools enables them to express their creativity in unique and compelling ways. Distributors see value in distributing this differentiated content. Device manufacturers understand that consumers want to enjoy content in the highest quality possible and will express a preference for devices with Dolby Atmos and Dolby Vision playback.
The amount of content created in Dolby Atmos and Dolby Vision is large and growing. In addition to strong momentum in music, TV shows and movies, we are also seeing strong global momentum in user-generated content, audio books and live sports. We believe that this growing body of Dolby Atmos and Dolby Vision content provides device manufacturers with an incentive to license our technology in order to make it available to their customers.
Revenue Generation
We license our branded technologies via a direct sales force that works with approximately 1,000 consumer electronics manufacturers all over the globe. Licensing usually occurs in two stages. First, we license to semiconductor manufacturers who incorporate our technologies in ICs that they sell to OEMs of consumer entertainment devices. These semiconductor licensees pay us a nominal initial fee for use of our technology and the services that we provide in their implementation process. Second, we license OEMs, who are then authorized to purchase chips from the chip makers, and incorporate those chips into Dolby-approved products. In addition to the two-stage model, we also license directly to integrated chip and device makers.
Our branded licensing customers typically enter into a per unit royalty arrangement whereby they pay us for each unit they sell. In accordance with U.S. GAAP, we estimate the number of units each customer sells every quarter and record it as revenue, and then true up that estimate when we get the actual unit sales data, typically one quarter in arrears. This method can lead to variability in revenue in any given quarter.
Some of our customers choose to enter into a minimum volume commitment where they commit to a certain minimum number of devices in exchange for a lower price per unit. If the customer sells more than the number of units they committed to, they pay a set per unit royalty for each incremental unit. These are annual and sometimes multiyear deals, where the value of the committed volume is generally recognized as revenue up front. These contract structures, as well as the occasional fixed fee contract whereby a licensee pays for unlimited units, are often selected by large customers and can also lead to variability in quarterly revenues.
From time to time, we also generate revenue via recoveries (“recoveries”), which is revenue attributable to unlicensed or under reported distribution of devices incorporating our technologies in prior periods, usually recovered as a part of a settlement. Within the Results of Operations section of Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," revenue attributable to previous periods' usage including settlements are collectively referred to as "recoveries." Recoveries are a reoccurring element of our business and are subject to fluctuation and unpredictability.
We price our products based on value and volume, among other factors.
With respect to value, the advanced features of Dolby Atmos and Dolby Vision enhance the audio and video capabilities of our CE OEM partners' products and many of those partners can charge a premium for devices that include these technologies. Branded audio codecs can be implemented standalone but are necessary components for an effective Dolby Atmos implementation. Generally, the more technologies a customer licenses, the higher the total royalty per device.
Higher volumes generally equate to lower prices. This dynamic manifests at a market level for device families that represent significant volume. For example, in 2023, there were over one billion mobile devices, 200 million TVs and 90 million cars sold according to Wards Intelligence, an Auto Research firm. Accordingly, ARPU for cars is higher than ARPU for TVS, which is higher than ARPU for mobile phones.

Patent Licensing
We generate patent licensing revenue primarily from licensing Dolby-owned patents essential to standardized audio and video technologies. These technologies are fundamental to the capture, storage, transmission and playback of audio and video, and are embodied in billions of products sold each year throughout the world, including streaming devices, televisions, gaming consoles, automotive media consoles and security cameras.
Technology Standards
The standardized technologies at the core of our patent licenses are generally developed in an open, collaborative process under the auspices of international standard-setting organizations like ETSI, ISO, IEC and/or ITU. Active participants are leaders in the field, and often include businesses (large and small), research institutes, and universities. Participants, including Dolby, contribute specialized expertise and/or technology with the goal of creating common industry solutions to address technical challenges. Given the collaborative and meritocratic nature of the standardization process, the resulting technology solution is both state-of-the-art and designed to meet the requirements of the market, increasing the likelihood of industry adoption.
For audio and video codecs, the standardization process is centered on creating interoperable solutions that work in a uniform manner despite increasingly complex device requirements. The resulting standardized technologies are intended to connect billions of disparate devices worldwide in a way that allows for seamless communication. These technology standards have played an essential role in advancing the technology of media capture, storage, transmission and playback through multiple generations of technological development. For example, the AVC codec helped enable standard-definition streaming over the internet, while the next-generation HEVC codec optimized streaming for higher-definition formats like 4K.
Looking forward, Dolby intends to continue to actively participate (both in standards bodies and independently) in the development of next-generation standardized audio and video technologies, and has begun in particular to explore the use of artificial intelligence in the development and use of audio and video codecs.
Key Current Programs
The majority of revenue from Dolby’s patent licensing comes from licensing standard essential patents associated with standardized AAC, AVC and HEVC codecs, each of which is described below.
• AAC, HE-AAC and Extended HE-AAC. The AAC family of audio codecs comprises some of the most efficient audio coding technologies available today. These codecs are designed to provide high quality audio at lower bitrates than prior coding formats. The AAC family of codecs is widely deployed across most consumer media playback devices.
• AVC. The AVC digital video codec is highly efficient and is widely implemented in video playback devices including STBs, mobile devices, cameras, and broadcast television services and other products. AVC is the most widely deployed video codec used by broadcasters and video streaming companies.
• HEVC. HEVC is a next-generation digital video codec that compresses video more efficiently than AVC, leading to an average bitrate reduction of up to 50%. HEVC enables the distribution of higher-quality video, such as 4K streaming. HEVC is especially useful for streaming video on mobile devices, where data usage and processing power are often limited.
In addition, we also license patents essential to other audio, video, and communications codec technologies, such as AV1, MPEG H, Opus, and VVC. These technologies and licensing programs are in earlier phases of technology adoption and licensing program maturity.
Revenue Generation
Given the collaborative nature of the standardization process, Dolby generally owns only a portion of the patent rights in the resulting standard. As such, patent licensing solutions are not Dolby-branded, and we can directly offer licensees only a portion of the rights necessary to practice the relevant standard.
Our preferred solution to these ownership dynamics is the patent pool.
A patent pool is a collaborative structure administered by a patent pool administrator and comprised of multiple patent owners (referred to as licensors) who agree to jointly license their patents relevant to a particular technology. There can be dozens of licensors contributing IP to a patent pool for a standardized technology.

By bringing together multiple patent owners to offer a combined solution, pools offer a number of advantages over direct licensing, including the following:
•Pools dramatically decrease transaction costs for most licensees and, to a lesser extent, for most licensors;
•Pools offer licensees relatively simple access to fundamental technology in a simplified ‘one-stop shop,’ enabling licensees to focus their resources on developing their own products and technologies;
•Pools enable widespread, rapid adoption of a technology, which accelerates research into subsequent technologies and catalyzes downstream competition;
•Pools allow licensors like Dolby to focus on innovation rather than sales, marketing, and licensing activities; and
•The pool structure naturally leads to more transparent and consistent licensing terms.
Patent pools employ a variety of licensing revenue models, including per-unit and fixed-fee royalties, and sometimes include royalty caps or committed volume commitments in exchange for a lower price per unit. The fees charged for licensing pooled patents are initially determined by market forces - a careful balance of the need to compensate innovators with the desire to develop an active licensee base. This balance of licensor and licensee interests is also a core consideration in the development of non-fee licensing terms.
Licensing fees collected from companies implementing the technology are distributed to the licensors by the patent pool administrator after deducting an administration fee. Royalty share among the pool licensors is determined based on the value of the patents each licensor contributes to the pool, as governed by allocation rules negotiated among the pool licensors.
We operate as licensors in patent pools administered by several patent pool administrators including Access Advance, Sisvel, Via Licensing Alliance LLC ("Via LA") and Vectis. We are a majority stockholder and licensor in Via LA, which we co-own with Philips and Mitsubishi. We hold a minority ownership interest in Access Advance. Patent pool administration fees are paid as a percentage of royalties collected for services rendered by the pool administrator such as royalty collection, allocation and compliance, financial reporting, and tax planning and preparation.
The vast majority of our patent licensing revenue comes from patent pools in the form of royalties, and a minority of our patent licensing revenue is generated from bilateral licensing agreements between Dolby and licensees, with licensing fees negotiated directly with the licensee. We also generate revenue from Via LA administration fees.
Dolby Cinema
We leverage our universe of creative talent to bring the highest quality experiences to our exhibitor partners. Dolby Cinemas are Premium Large Format (PLF) cinemas that deliver a Dolby branded premium cinema offering with Dolby Vision, Dolby Atmos, and a proprietary Dolby theater design. We typically provide Dolby Cinema exhibitors with the requisite Dolby technology at minimal or no upfront cost and generate revenue from these sites through a share of box office receipts, which we recognize as licensing revenue. Dolby Cinemas deliver a unique, high-end theatre experience, that is different from competing PLFs as well as our exhibitor partner’s other theaters that use Dolby manufactured and distributed cinema hardware, including those that may utilize Dolby Atmos and/or Dolby Vision.
PRODUCTS & SERVICES
We design and manufacture audio, imaging, accessibility, and other hardware and software solutions primarily for the cinema, with occasional applications in the television, broadcast, and live entertainment industries.
Cinema Imaging Products include digital cinema servers used to load, store, decrypt, decode, watermark and playback digital film files for presentation on cinema projectors. It also includes software used to encrypt, encode, and package digital media files for distribution.
Cinema Audio Products include cinema processors, amplifiers and loudspeakers used to decode, render and optimally play back digital cinema soundtracks, including those using Dolby Atmos.
In addition, we offer various services to support theatrical and television production for cinema, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color, and light image calibration. We also provide PCS for products sold and equipment installed at Dolby

Cinema theaters operated by exhibitor partners and support the implementation of our technologies into products manufactured by our licensees.
Revenue Generation
We generate revenue from Dolby Cinema Products by selling and leasing products to exhibitors, excluding Dolby Cinemas, and offering PCS to exhibitors.
Dolby.io
Dolby.io is powering the next generation of immersive, interactive, and social experiences with real-time engagement for live events, especially sports. Dolby.io leverages Dolby’s six decades of experience in the science of sight and sound to deliver 4K video with clarity, depth and detail via our unique content delivery architecture that ensures a high quality, synchronized viewer experience across the globe. This enables our customers to engage viewers effectively with near real time interaction tools that will strengthen connections and drive participation.
Revenue Generation
Dolby.io represents a departure from our traditional distribution model which is focused on device manufacturers. Dolby.io is a software as a service (SaaS) product sold directly to enterprises via a consumption revenue model.
SALES AND MARKETING
Our marketing efforts focus on cultivating strong relationships with consumers, creators and our partners in an effort to share how Dolby’s innovations in product and services transform entertainment experiences. We sell our solutions primarily using an internal sales organization to various customers in the markets where we operate. We also license our technologies and IP indirectly through patent pools, where owners of IP covering technology standards aggregate their patents and offer the pooled patents to implementers through patent pool licensing administrators who are responsible for the sales and marketing of the pooled patents. We maintain more than 20 sales offices in key regions around the globe.
We promote our solutions and our brand through industry events such as tradeshows, film festivals, movie premieres, product launches, as well as through our website, public relations, direct marketing, co-marketing programs, and social media. In addition, we hold the naming rights to the Dolby Theatre, home to the Academy Awards® in Hollywood, California, where we showcase our technology and host high-profile events. We also hold the naming rights to Dolby Live at the Park MGM in Las Vegas, Nevada. Dolby Live is a fully integrated performance venue offering live concerts in Dolby Atmos.
END MARKETS
We generated 93% of our revenues in fiscal 2024 by licensing technology, our brand, and patents, primarily to device manufacturers. The following table presents the end market composition of revenue from our licensing business for all periods presented:

	Fiscal Year Ended
Market	September 27, 2024	September 29, 2023	September 30, 2022	Main Components of Each Category
Broadcast	35%	38%	37%	Televisions and STBs
Mobile	20%	20%	21%	Smartphones and Tablets
CE	14%	14%	16%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	12%	10%	13%	Windows and macOS operating systems and devices
Other	19%	18%	13%	Dolby Cinema, Gaming consoles, Automotive, and Patent pool administrative fees
Total	100%	100%	100%
INTELLECTUAL PROPERTY
Our base of IP assets includes patents, trademarks, copyrights, and trade secrets developed based on our technical expertise.
As of September 27, 2024, we had approximately 27,400 issued and effective patents and approximately 5,900 pending patent applications in more than 100 jurisdictions throughout the world, which includes patents and patent applications acquired in connection with our acquisition of GE Licensing (as defined below) and THEO Technologies ("THEO"), described in more detail in Note 15 "Business Combinations" to our consolidated financial statements. Our currently issued patents expire at various times through December 2047.
Some of our patents relating to DD technologies have expired, and others will expire over the next several years. While in the past we derived a significant portion of our licensing revenue from our DD technologies, this is no longer the case as revenue attributed to DD technologies has declined and is expected to continue to decline. The primary end products where DD is widely used include automobiles, TVs, and soundbars. We have transitioned a number of our DD licensees to DD+ technologies, an extension of our DD technologies, whose patents generally expire later than the DD patents.
We pursue a general practice of filing patent applications for our technologies in the United States and foreign countries where our customers manufacture, distribute, or sell licensed products. We actively pursue new applications to expand our patent portfolio to address new technological innovations, and we also make strategic acquisitions of technology and patents from time to time. We have multiple patents covering aspects and improvements for many of our technologies.
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
We protect our IP rights both domestically and internationally. From time to time, OEMs have failed to report or have underreported shipments of their products that incorporate our technologies. We have experienced implementation licensees selling ICs with our technologies to third parties that are not system licensees. We anticipate that such problems will continue to occur. Accordingly, we have taken steps in the past to enforce our IP rights and expect to continue doing so in the future.
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
RESEARCH AND DEVELOPMENT
We conduct R&D activities at numerous locations in the U.S. and internationally. Dolby’s history of innovation has resulted in many forms of IP. This IP generates licensing revenue that enables us to fund and pursue further innovation.
Most of our R&D resources are focused on audio and video technologies for consumer entertainment. A significant portion of the R&D budget is dedicated to forward looking research because innovation is a core and critical function at Dolby. The goal of our research teams is to maintain leadership in all our current markets while simultaneously inventing new experiences. Our researchers work on every stage in the product development cycle because the end markets we serve are constantly evolving to take advantage latest innovations, and keeping our offerings on the cutting edge helps us keep our partnerships strong and productive.
PRODUCT MANUFACTURING
Our hardware product quality is enabled through the use of well-established, and in some cases, highly automated, assembly processes along with rigorous testing of our products. We rely primarily upon contract manufacturers for the majority of our production capacity. We purchase components and fabricated parts from multiple suppliers; however, we rely on sole source suppliers for certain components used to manufacture our products. We source components and fabricated parts both domestically and internationally.

COMPETITION
The entertainment industry is highly competitive, and we face aggressive competition in all areas of our business. Some of our current and future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. In addition, some of our current or potential competitors may be able to offer integrated systems in certain markets for entertainment technologies, including audio and imaging, which could make competing technologies that we develop or acquire obsolete. By offering an integrated system solution, these potential competitors may also be able to offer competing technologies at lower prices than we can, which could adversely affect our operating results.
Many end products that include our audio and video technologies also include technologies developed by our competitors. We believe that the principal competitive factors in our markets include some or all of the following:
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
Certain foreign governments and industry participants have advanced arguments under competition laws that exert downward pressure on royalties for IP, which can impact the licensing fees that we are able to collect. The regulatory enforcement activities in such jurisdictions can be unpredictable.
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
Details of this work, along with our sustainability, social impact, employee wellbeing, and inclusion and belonging initiatives, are included in our Sustainability Report, and we encourage you to read it on our website to learn more. Nothing in our Sustainability Report shall be deemed incorporated by reference into this Annual Report on Form 10-K.
As of September 27, 2024, we had 2,080 employees worldwide, of whom 1,018 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement.
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
Board Oversight of Human Capital Management
Through our Compensation Committee, our Board of Directors provides oversight of human capital matters. Our Nominating and Governance Committee works with the Board of Directors on management succession planning. The

Board and Board committees are supported in these efforts by our management team and People, Legal and Compliance teams.
CORPORATE AND AVAILABLE INFORMATION
We were founded in London, England in 1965 and incorporated in the State of New York in 1967. We reincorporated in California in 1976 and reincorporated in Delaware in September 2004. Our principal corporate offices are located at 1275 Market Street, San Francisco, California 94103. Our telephone number is (415) 558-0200.
Our website is www.dolby.com. We make available on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the Investor Relations section of our website at www.investor.dolby.com. The information found on our website is not part of this or any other report we file with or furnish to the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov.

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
Our revenue from the PC market is reliant on key partnerships and is vulnerable to macroeconomic risks. Our revenue from the PC market depends on several factors, including underlying PC unit shipments, the extent to which our technologies are included on computers, including through operating systems and various subsystems, and the terms of any royalties or other payments we receive. For example, beginning with PCs shipping with the 24H2 version of Windows 11, Microsoft is changing the way Dolby’s DD and DD+ decoders are provided to third party PC OEMs. For such devices, Dolby has begun distributing those codecs directly to PC OEMs instead of through Microsoft’s Windows operating system. To the extent that PC manufacturers do not incorporate our technologies in current and future products, our revenue could be impacted. Further, we rely on a small number of partnerships with key participants in the PC market. If we are unable to maintain these key relationships, we may experience a decline in PCs incorporating our technologies. Demand for PCs has also fluctuated significantly in recent years. Macroeconomic conditions may also adversely impact PC manufacturing, supply chain and distribution, the timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
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
Our revenue and associated demand for Dolby Cinema and cinema products are affected by cinema industry and macroeconomic conditions, which are subject to risks including consumer trends and box office performance generally, delays in cinematic releases, the seasonality of film releases and associated moviegoing attendance, and other events or conditions in the cinema industry. As an example, the COVID-19 pandemic and the restrictions related to the pandemic resulted in reduced cinema attendance and revenue. Additionally, the strikes by the Writers Guild of America and SAG-AFTRA in 2023 effectively halted the production, release and promotion of certain films for an extended period, resulting in decreased box office receipts, which directly impacted the revenue generated by Dolby Cinema theaters. Such disruptions in the past have impacted, and potential similar disruptions in the future could potentially impact exhibitors’ willingness and ability to invest in Dolby cinema products. Also, a portion of our opportunity lies in the China market, which is subject to unique economic and geopolitical risks. Furthermore, future growth of our cinema products offerings also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that such cinema industry and macroeconomic challenges constrain the growth of our Dolby Cinema and cinema products offerings, our revenue may be adversely impacted.
Customers and Distributors
Our licensing business depends on the incorporation of our technologies into products and the sales of such products, which are, in large part, not within our control. Our licensing businesses depend on OEMs and other licensees to incorporate our technologies into their products. Our license agreements are typically non-exclusive,and frequently do not mandate use of our technologies. Our revenue will decline if our licensees choose not to incorporate our technologies into their products or if they sell fewer products incorporating our technologies.
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
Consumer spending weakness may impact our licensees and licensing revenues generally. Weakness in general economic conditions due to inflation, elevated interest rates, lower consumer confidence, a potential recession, pandemic or other adverse economic conditions, may suppress consumer demand in our markets and consumers going to the movies. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, TVs, STBs, video game consoles, AV Receivers, mobile devices, in-car entertainment systems, and home-theater systems, which makes revenue generated by such technologies vulnerable to weakness in consumer spending. Prolonged weakness in consumer spending may also lead to licensees and other customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Weakness in consumer spending may also increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
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
Royalty reporting by our licensees may be inaccurate or understated. We generate licensing revenue primarily from OEMs who license our technologies and incorporate those technologies into their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report their shipments accurately. However, it is inherently difficult to independently determine whether our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. A third party may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a third party could challenge the accuracy of our calculation. We are regularly involved in discussions with third party technology licensees regarding license terms. Most of our license agreements permit us to audit our licensees’ records, and we routinely exercise these rights, typically by using an independent third party auditor. Such audits are generally expensive, time-consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, some licensees have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees. We have been able to obtain certain recovery payments from licensees (either in the form of back payments or settlements), and such recoveries have become a recurring element of our business; however, we are unable to predict with certainty the revenue that we may recover in the future or our ability to continue to obtain such recoveries at all.
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
The success of our existing products and newer initiatives is dependent on the use of Dolby formats in, and commercial success of, products and content. The success of many of our initiatives, such as Dolby Atmos, Dolby Vision, and Dolby Cinema, is dependent upon the availability and success of (i) products that incorporate Dolby formats and (ii) content produced in Dolby formats. However, there is no guarantee that device makers will continue to incorporate Dolby formats into their products, that content creators will continue to release content in Dolby formats, or that either those products or that content will be commercially successful.
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
Our revenue could decline if we are unable to maintain patent coverage for our technologies. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of September 27, 2024, we had approximately 27,400 issued patents in addition to approximately 5,900 pending patent applications in more than 100 jurisdictions throughout the world, which includes patents and patent applications acquired in connection with our acquisition of GE Licensing and THEO, described in more detail in Note 15 "Business Combinations" to our consolidated financial statements. Our currently issued patents expire at various times through December 2047. If we are unable to refresh our technology with new patented inventions or expand our patent portfolio, our revenue could decline. In addition to patents covering technology we license directly, if patents we license through patent pool arrangements expire or we are otherwise unable to maintain our share of pool royalties, then our revenue could be impacted. Additionally, if the patents licensed through a patent pool arrangement are deemed not to be valuable in the aggregate by the licensees of such patent pool, they may not renew their licenses, which could impact our revenue.
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
Due to the bespoke nature of some of the components and products we purchase and relatively low quantities needed, sourcing multiple suppliers for every item we purchase is not practicable. Some of the components that we use to manufacture our products are sole-sourced, including specific charged coupled devices, light emitting diodes, and digital signal processors. Also, the projectors offered as part of our cinema offerings are provided by a single supplier. These sole source suppliers may become unable or unwilling to deliver their products to us at an acceptable cost or at all, which could force us to redesign certain products or locate alternative suppliers. Our inability to obtain timely delivery of key components or projectors of acceptable quality, any significant increases in the prices of such products, or the redesign of our products could result in production delays, increased costs, and reductions in shipments of our offerings.
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
The number and sophistication of cyber attacks and disruptions that companies have experienced has increased in recent years, including computer viruses, malware, ransomware, cyber extortion, social engineering, denial of service, supply chain attacks, and other similar attacks and disruptions. These risks could be elevated in connection with geopolitical conflicts. Measures we have undertaken to protect our information systems may be unsuccessful in deterring or repelling malicious actors. Since techniques used by malicious actors (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our detection and response, or impede the effectiveness of our response, our operations and ability to limit our exposure to third-party claims and other potential liability. Attacks on our systems have occurred in the past and may occur, and be successful, in the future. Such risks are also faced by our third-party service providers and others, which forms another vector for malicious attacks on our systems.
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
We face competition from other audio formats, imaging solutions, and integrated system offerings. We believe that the success we have had licensing our audio and imaging technologies is due, in part, to the high quality of the solutions that our technologies provide, our success in fostering content and device ecosystems and to the strength of our brand. However, both free and proprietary sound and imaging technologies are becoming increasingly prevalent, and we expect competitors to continue to enter these fields with other offerings. Furthermore, to the extent that customers perceive our competitors’ products as providing the same or similar advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound and video encoding technologies as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. For example, we face competition with respect to our HDR imaging technology, Dolby Vision, and there can be no assurance that additional consumers will adopt Dolby Vision in the near future, or at all, or that we will maintain our existing customers.
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
LEGAL AND REGULATORY COMPLIANCE
Conducting business internationally presents a number of risks to our business, including trade restrictions and changing, unpredictable, and/or inconsistent laws in the jurisdictions in which we operate. We are dependent on international sales for a substantial amount of our total revenue. Approximately 65%, 64% and 63% of our revenue was derived outside of the U.S. in fiscal year 2024, 2023, and 2022, respectively. We are subject to a number of risks related to conducting business internationally, including:
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
Certain foreign governments and industry participants have advanced arguments under competition laws that exert downward pressure on royalties for IP. The regulatory enforcement activities in such jurisdictions can be unpredictable, in some cases because these jurisdictions have only recently implemented competition laws. From time to time, we are the subject of requests for information, market conduct examinations, inquiries or investigations by industry groups and/or regulatory agencies in these jurisdictions. For instance, the Korean Fair Trade Commission requested information relating to our business practices in South Korea on various occasions, and initially made findings regarding the audit of a single customer. In July 2023, that determination was overturned by the Korean Civil court and thus the matter was fully resolved in Dolby’s favor. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, our results could be negatively impacted and we could be exposed to costly and time-consuming legal proceedings.
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
STOCK-RELATED ISSUES
The Dolby family has control over stockholder decisions as a result of the control of a majority of the voting power of our outstanding common stock by them and their affiliates. At September 27, 2024, the Dolby family and their affiliates owned 314,968 shares of our Class A common stock and 35,597,733 shares of our Class B common stock. As of September 27, 2024, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.6% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

RISK MANAGEMENT AND STRATEGY
Our approach to cybersecurity risk is based on processes that monitor threats, adapt our capabilities and services, and align our practices with business goals in order to provide security controls that reduce information security risk to the organization and customers.
We implement and maintain controls and capabilities for identifying, assessing, and managing risk from cybersecurity threats to the confidentiality, integrity, or availability of our information systems or any information residing therein. We also carry out broad-scope initiatives and project-specific initiatives aimed at continuously improving our cybersecurity posture. Our risk assessments and initiatives include identification of reasonably foreseeable internal and external risks, assessing the likelihood and potential impact that could result from such risks, and planning and implementing risk management controls as applicable. As a result, we adapt safeguards and processes in order to reduce identified risks in our security posture. Our cybersecurity processes form a part of our overall risk management practices and inform our annual enterprise risk assessment conducted by our internal audit team.
We devote resources and designate high-level personnel, including our Chief Information Security Officer ("CISO") who reports to our Chief Information Officer ("CIO") who in turn reports to our Chief Executive Officer, to manage cybersecurity risk. We received ISO 27001 certification for our cybersecurity function and functionality for streaming media through Dolby Millicast in 2024 and are subject to annual ISO 27001 standard compliance monitoring audits in connection with that certification. We also take part in periodic security audits by our clients and partners.
As part of our overall risk management processes, our employees at all levels are trained on foundational cybersecurity practices annually, and periodically participate in various activities aimed at increasing their awareness of cybersecurity threats and reinforcing their understanding of our security policies.
Periodically, we engage consultants and other third party service providers in connection with our cybersecurity practices. These service providers assist us in event monitoring, conduct testing and provide feedback on our readiness and compliance, conduct tabletop exercises, and are “on-call” in the event of a significant event. We have implemented a third-party risk management process that we use to evaluate the capabilities and security posture of third-party service providers. As part of that process, we review third-party service providers to ensure that they have implemented appropriate security measures in connection with their work with us.
We have not encountered any cybersecurity incident that had a material impact on our operations or financial standing.
For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, under the heading “Operations”.
GOVERNANCE
One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee, which has responsibility for overseeing the adequacy and effectiveness of our cybersecurity and information security programs and policies according to its charter.
Our CISO is primarily responsible for assessing and managing our risks from cybersecurity threats. Our CISO manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity strategy and operations, incident response, cybersecurity education and awareness, threat management, insider threats and regulatory compliance. Our CISO has over 25 years of experience in technology, with more than 15 years in information security, holding multiple roles including five years as a CISO for a health insurance company. Our CISO reports on cybersecurity risk management and other matters to our CIO, who in turn reports to our Chief Executive Officer.
Along with our CISO our security, privacy, audit, risk and compliance council (“SPARC Council”), which is a collection of stakeholders from various functions including cybersecurity, legal, IT, engineering, finance, procurement and audit, oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our CISO and our SPARC Council review the results of assessments, including security simulations and tabletop exercises, and discuss and recommend improvements to our policies and processes. In addition to the general reporting structure applicable to our CISO, the other members of the SPARC Council report on those activities through the reporting lines applicable to them, as needed.
Our CISO along with our CIO typically provide quarterly briefings to the Audit Committee regarding our company’s cybersecurity risks and activities, including recent cybersecurity incidents and strategy development. The findings from our annual enterprise risk assessment are also presented to the Audit Committee by our internal audit team. Our Audit Committee provides regular updates to the Board of Directors on such reports. In addition, our CISO along with our CIO typically provide annual briefings directly to the Board of Directors on cybersecurity risks and activities.

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
100 Potrero Avenue, San Francisco, California
Since 1980, we have leased a corporate office located at 100 Potrero Avenue, San Francisco, California from the various Dolby family trusts. The lease for this office expired on October 31, 2024, and provided approximately 70,000 square feet of space. The Dolby family trusts retained the right, which they have exercised, to sublease approximately 1,617 square feet of office space in the premises at a rental rate equal to the then current base rent per square foot paid by us plus $14 per square foot per year (reflecting estimated costs payable by us for the operation and maintenance of the premises, subject to an annual increase of 1.5% per year during each year of the sublease term).
We ceased occupancy of the leased space at 100 Potrero Avenue, and do not intend to re-occupy this location. We remained responsible for operating expenses, taxes, and the condition, operation, repair, maintenance, security, and management of the premises. We also agreed to indemnify and hold the Dolby family trusts, as landlord, harmless from and against certain liabilities, damages, claims, costs, penalties, and expenses arising from our conduct related to the premises. We also had a sublease with a subtenant for the remaining lease term at 100 Potrero Avenue, pursuant to which the subtenant was required to reimburse us with respect to the foregoing expenses and taxes with respect to the subleased premises and to indemnify and hold us harmless with respect to the subleased premises in the same manner described above.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DLB." Our Class B common stock is neither listed nor publicly traded. As of October 25, 2024, there were 105 holders of record of our Class A common stock and 34 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record since a large portion of our common stock is held through brokerage firms.
Dividend Policy
In October 2014, we announced a quarterly cash dividend program for our stockholders that was initiated by our Board of Directors. Since the program was initiated, a quarterly dividend has been declared and paid to all eligible stockholders of Class A and Class B common stock. Most recently, on November 19, 2024, we announced a dividend in the amount of $0.33 per share, payable on December 10, 2024, to stockholders of record as of the close of business on December 3, 2024.
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
The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 27, 2024 (in thousands):

Date of Authorization	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Fiscal 2021: July 2021	350,000
Fiscal 2022: February 2022	250,000
Fiscal 2022: August 2022	350,000
Fiscal 2024: August 2024	350,000
Total	$3,300,000

The following table provides information regarding our share repurchases made under this program during the fourth quarter of fiscal 2024:

Repurchase Activity	Total Shares Purchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
June 29, 2024 - July 26, 2024	250,757	$79.76	250,757	$51.6	million
July 27, 2024 - August 23, 2024	—	—	—	$401.6	million
August 24, 2024 - September 27, 2024	—	—	—	$401.6	million
Total	250,757		250,757
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program as of the end of the applicable period and excludes commission costs.
Stock Price Performance Graph
The following graph compares the total cumulative return of our Class A common stock with the total cumulative return for the New York Stock Exchange Composite Index ("NYSE Composite") and the S&P MidCap 400 Index ("S&P 400") for the five fiscal years ended September 27, 2024. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $63.79 on September 27, 2019, and in the NYSE Composite and S&P 400 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed "filed" for purposes of Section 18 of Securities Exchange Act of 1934, as amended ("Exchange Act") or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Cumulative Total Return
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
September 27, 2019
September 25, 2020
September 24, 2021
September 30, 2022
September 29, 2023
September 27, 2024
Fiscal Year-End
Dolby Laboratories, Inc.
NYSE Composite
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
MACROECONOMIC CONDITIONS
The current macroeconomic environment has negatively impacted many of our licensees and this directly impacts our financial results. Our revenue has been impacted by macroeconomic conditions, including but not limited to, inflation, heightened interest rates, rising costs of material, increased shipping costs, international conflicts, labor disputes, reduced discretionary consumer spending, and reduced new product investment by our customers. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, the noted macroeconomic conditions and related uncertainty may negatively impact transaction cycles and our recovery of revenue associated with past unauthorized or unreported usage. The future implications of these macroeconomic conditions on our business, results of operations and overall financial position remain uncertain. We continue to monitor the evolving macroeconomic environment and the impact on our business. Further discussion of the potential impacts of these macroeconomic effects on our business can be found in Part I, Item 1A "Risk Factors."
LICENSING
The majority of our revenue is derived from two licensing models: Branded Technology Licensing, and Patent Licensing. While each has had successes in fiscal 2024, they share certain challenges. In particular, factors such as global supply constraints or device lifecycles may impact licensing revenue. Further, in certain countries, we and other IP owners face difficulties enforcing contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. Finally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements. Further discussion of the potential impacts of the key challenges on our business can be found in Part I, Item 1A "Risk Factors."
Branded Technology Licensing
Dolby’s branded technology licensing offers complete technology solutions to our licensees, primarily device manufacturers. Licenses include rights to software, patent rights, know how, and the relevant Dolby brand. Our branded technologies are primarily comprised of Branded Audio Codecs (DD+ and AC-4) and Dolby Atmos and Dolby Vision (Dolby Atmos for audio, and Dolby Vision for imaging). Licensing revenue is primarily driven by the adoption of our technologies on devices and the number of devices shipped by licensees. Our branded audio codecs have broad penetration across a diverse set of devices and end markets. Revenue from these technologies is primarily driven by device shipments from licensees, and as such, is impacted by consumer spending The remaining portion of our branded licensing revenue is derived from Dolby Vision and Dolby Atmos. Dolby Vision and Dolby Atmos have not been in the market as long as our branded audio codecs, thus revenue growth is driven by device shipments, increased adoption and the addition of new licensees.
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We work across our ecosystem of partners including creators, distributors and device manufacturers to increase the number of Dolby experiences that people can enjoy by enhancing content, including movies and TV, music and live sports, using Dolby branded technologies. Increased content in these areas increases our value proposition across our end markets. In movies and TV, thousands of movie titles and tens of thousands of TV episodes have been created and released in Dolby Atmos and/or Dolby Vision. Major streaming partners and services such as Netflix, Disney+, Apple TV+, Amazon, Max, Paramount+, and other streaming partners and services internationally, continue to enhance content in Dolby Vision and Dolby Atmos. In Music, exiting fiscal 2024, over 90% of Billboard’s Top 100 Global artists are releasing music in Dolby Atmos, 20 music streaming services now support Dolby Atmos, and over 1,000 music studios globally have been enabled with Dolby Atmos. In sports, the 2024 Summer Olympic Games coverage was available in Dolby Vision and Dolby Atmos, as were the T20 Cricket World Cup, UEFA EURO 2024, Wimbledon, and the NHL and NBA post season. In India, the BGMI Master Series Grand Finals premiered in Dolby Atmos on Disney Star 4K. Also, US streaming provider Max announced that it will stream all of its live sports content in Dolby Atmos and Dolby Vision. In eGaming, in China, the League of Legends Summer Finals streamed live in Dolby Atmos.
Patent Licensing
Our patents are incorporated into the AAC, HE-AAC, and Extended HE-AAC standards for audio, and the AVC and HEVC standards for imaging. The licensing of these patents forms the core of our patent licensing. Revenue generated through our patent licensing model is driven primarily by our royalty share within patent pools, licensee penetration, device shipments, and the introduction of new standardized technologies and patent programs.
This year we, together with our patent pool partners, had success renewing existing licensees and increasing licensee penetration in established programs across multiple end markets. For example, with respect to audio, we benefited from significant AAC renewals with Sony, Apple, Amazon and Samsung among others. In video, new HEVC video licensees added include Nvidia, Acer, ASUS, and, in the first quarter of fiscal 2025, TCL. We also saw traction for several of our newer programs, with new licensees added for the Opus audio program and the VP9/AV1 video program.
In fiscal 2024 we also completed the acquisition of GE Licensing, which will strengthen our position in existing programs, most notably the HEVC video program. The GE Licensing transaction also yielded an increased ownership interest in Access Advance, a patent pool administrator. Income from our ownership interest in Access Advance is reflected as other income in our consolidated statements of operations.
Revenue from our patent licensing depends on the adoption and use of the standardized technologies in which we participate by device manufacturers. As in any technology licensing business, it is possible that changing partner preferences, consumer preferences, or other market dynamics could lead to adoption and use of alternative technologies.
Revenue derived from our patent licensing programs also depends on the success of the patent pools in which we participate, which is driven by licensee, licensor, and program renewals. The revenue we derive from patent pools also depends significantly on the patent pool administrators’ success in negotiating licenses with companies already using the relevant standard (i.e. licensee penetration). Additionally, our revenue from patent pools is also impacted by the royalty share among pool licensors, which is determined based on the value of the patents each licensor contributes to the pool, as governed by allocation rules negotiated among the pool licensors.
The standardized technologies at the core of our patent licensing are intended for broad use across all device categories that play back audio and visual content. OEMs typically negotiate and acquire the patent rights for these technologies for implementation across all their device categories and product lines in their applicable end markets.
Licensing End Markets
The following are highlights from our fiscal 2024 and key challenges related to Dolby’s licensing businesses, by market.
Broadcast
Highlights: We have an established global presence and broad adoption of our branded audio and patent licensing technologies in broadcast services and devices, which primarily include TVs and STBs. In fiscal 2024, Australia selected AC-4 as part of its new broadcast STB specification. We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. We have strong attach rates for Dolby Atmos and Dolby Vision with high end TVs and continue to grow adoption on mid-range TVs. We estimate that Dolby Atmos and Dolby Vision were on approximately 30% of all 4K TVs shipped during fiscal 2024, and many partners continue to expand their support of the combined Dolby Vision and Dolby Atmos experience. Throughout 2024, TCL and HiSense continued to adopt Dolby Vision and Dolby Atmos deeper within their TV lineups. Additionally, Polytron, an Indonesian TV OEM, launched a new TV that supports Dolby Atmos and Dolby Vision. Xiaomi announced new 4K QLED TVs that support Dolby Vision.
Key Challenges: Our pursuit of new licensees and further adoption of our technologies by existing licensees may be impacted by a number of factors. We must continue to present compelling reasons for consumers to demand our audio and video technologies, including ensuring that there is a breadth of available content in our formats and such content is being widely distributed. To the extent that OEMs do not incorporate our technologies in current and future products or our technology is not included in future broadcast industry standards, our revenue could be negatively impacted. Changing trends in the way that video content is distributed and consumed may impact our business and future growth in the broadcast market, such as the trend away from subscription-based cable and satellite television providers toward streaming services.
Mobile
Highlights: We continue to promote adoption of our technologies across major mobile ecosystems, including Apple and Android. Our patent licensing technologies are adopted broadly throughout the mobile device ecosystem, and we completed several important renewals this year, including with Vivo. Dolby Atmos and Dolby Vision are included throughout the Apple device line-up and in Apple TV+, and Dolby Atmos is included in Apple Music. Dolby Vision Capture has been supported on all iPhones since the iPhone 12 and iOS 18 recent release unlocked support for higher frame rates. We have strong adoption of Dolby Atmos and our branded audio codecs across high-end Android mobile devices and are focused on growing our presence on low and mid-tier phones. An increasing number of Android device manufacturers have adopted Dolby Vision and Dolby Vision Capture on high end devices and we are focused on the opportunity to significantly increase our adoption. The breadth of mobile devices supporting Dolby technologies continues to increase globally. In fiscal 2024, Transsion, a global mobile device maker, announced that their latest smartphones will support Dolby Atmos. Xiaomi began shipping its premium smartphone enabled with Dolby Vision Capture, Dolby Vision, and Dolby Atmos in India. Honor launched the Magic 6 Pro smartphone that supports Dolby Vision and Lava Mobiles launched its new Blaze Curve 5G smartphone in India that supports Dolby Atmos. Oppo recently announced that they introduced five new phones supporting Dolby Vision Capture. Also in fiscal 2024 Transsion added a Dolby enabled low cost phone for consumers in Malaysia. Additionally, Sharp Singapore launched the R8s Pro smartphone series with Dolby Vision and Dolby Atmos and Realme launched the GT6, the first smartphone to support Dolby Vision video capture in telephoto video. Also, Apple launched the iPhone 16, which supports Dolby Atmos and Dolby Vision, and records in Dolby Vision.
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
Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as wireless and smart speakers, soundbars, DMAs (devices that connect a computer to a home media system), and AVRs, through the inclusion of our branded audio codecs, and increasingly through the inclusion of Dolby Atmos and Dolby Vision. Our patent licensing technologies also have broad adoption in the home entertainment market. We continue to focus on expanding the availability of Dolby technologies to new devices. In fiscal 2024 Sonos launched headphones that support Dolby Head Tracking with Dolby Atmos. Additionally, VIZIO announced integration of Dolby Atmos across its entire 2024 soundbar lineup. Finally, Meta announced support for Dolby Atmos across its MetaQuest headset device lineup.
Key Challenges: We must continue to present compelling reasons for consumers to demand our technologies wherever they enjoy entertainment content, while promoting creation and broad availability of content in our formats. With relatively short product life cycles for many consumer electronics, OEMs can add or remove certain of our technologies from their products which could impact our revenue. In addition, to the extent that our technology is not included in future industry standards, our revenue could be impacted.

Personal Computers
Highlights: DD+ enhances audio playback in Mac computers through the operating system with native support in the Safari browser, and Windows-based PCs through PC OEM implementations and native support in the Microsoft Edge browser. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of personal computers from partners such as Apple, Lenovo, Dell, Samsung, Microsoft and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming. At CES in January 2024, Alienware and ASUS announced their first gaming PC monitors to support Dolby Vision, and Dell announced that its latest XPS laptops will offer the combined Dolby Vision and Dolby Atmos experience. Also in fiscal 2024, Lenovo launched several new flagship products that support Dolby Vision and Dolby Atmos - including the Yoga Air, moto razr and moto S50 Neo. Lenovo's new Thinkpad X1 Carbon Gen 13 Aura Edition supports Dolby Vision, and its Thinkbook 16 Gen7+ and Thinkbook 16 Gen 7 supports Dolby Atmos. Several of our patent licensing technologies have significant presence in this market, and we benefited from significant new agreements this year with Lenovo, Acer, Asus, and (in October 2024) HP for HEVC.
Key Challenges: Demand for personal computers has fluctuated significantly in recent years. We must continuously collaborate and maintain our key partnerships with personal computer manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby content via various ecosystems. To the extent that personal computer manufacturers do not incorporate our technologies in current and future products, our revenue could be impacted. Beginning with PCs shipping with Windows 11, version 24H2, Microsoft is changing the way Dolby’s DD and DD+ decoders are provided to third party personal computer OEMs. For such devices, Dolby has begun distributing those codecs directly to personal computer OEMs instead of through Microsoft’s Windows operating system. We do not expect this change to have a material impact on our revenue.
Other Markets
Highlights: We generate revenue from the automotive industry primarily through the adoption of Dolby Atmos in cars. During fiscal 2024, we increased the number of auto OEM customers from 10 to over 20. New partners during the year include Hyundai, Mahindra and Cadillac, the latter of whom announced the 2025 OPTIQ EV with Dolby Atmos. In addition, Mercedes continued to increase the number of models that support Dolby Atmos. Additionally, Rivian launched the second generation of its flagship vehicles, the R1S SUV and R1T pickup, that feature support for Dolby Atmos.

Gaming consoles such as the Sony PlayStation and the Microsoft Xbox use DD+ to support gaming content and streaming for movie and television content. The PlayStation 5 supports compatible Dolby Atmos-enabled living room devices. The Xbox Series X and Series S gaming consoles support Dolby Vision and Dolby Atmos for streaming and gaming content. Additionally, our technologies continue to be incorporated into the latest headphones by various OEMs. In fiscal 2024, Alienware released 27 4K Dual Resolution Gaming Monitor that supports Dolby Atmos.
Key Challenges: Our automotive related revenue growth will be impacted if OEMs do not incorporate our technologies in their latest products. The long development cycle of the automotive industry reduces the frequency of our opportunities to be incorporated into additional products. Additionally, the automotive industry is cyclical, so our revenue from the auto market is affected by the broader cycles of the industry. Consumer demand for gaming devices is impacted by anticipation of console refresh cycles, which could result in fluctuations in our revenue. In addition, the gaming console market has competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base.
Included within Other Markets is also licensing revenue from audio and video technologies used to create Dolby experiences through Dolby Cinema.
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with sites located in the U.S. and internationally. The breadth of movie content for Dolby Cinema continues to grow with films available in Dolby Atmos and Dolby Vision accounting for over 80% of U.S. Box Office revenue in fiscal 2024. In the third quarter of fiscal 2024 Melco Resorts & Entertainment opened Studio City Cinema, which is the first Dolby Cinema in the Hong Kong Macau Region.
Key Challenges: Although the premium large format market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success, and our ability to differentiate our offering and deploy new sites. In addition, the success of our Dolby Cinema offering is tied to global movie production and box office performance generally. For example, the strikes by the Writers Guild of America and Screen Actors Guild - American Federation of Television and Radio Artists ("SAG-AFTRA") in 2023 effectively halted the production, release and promotion of certain films for an extended period. That disruption resulted in, and similar disruptions to movie production and exhibition in the future may lead to, decreases in box office receipts and our cinema-related revenue.
PRODUCTS AND SERVICES
A majority of our products and services revenue is derived from the sale of audio and imaging products for the cinema industry. Revenue from Dolby.io is also included in products and services.
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of fiscal 2024, there are over 8,100 Dolby Atmos screens installed or committed and over 3,500 Dolby Atmos theatrical titles have been announced or released.
We also offer a variety of other cinema products, such as the Dolby Multichannel Amplifier and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than other commercially available options.
Key Challenges: Demand for our cinema products is dependent upon our partners and their success in the market, industry and economic cycles, box office performance, and our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and video experiences. A significant portion of our growth opportunity lies in international markets, which are subject to geopolitical risks. Additionally, weakness in general economic conditions due to inflation, recession, pandemic or other worsening economic conditions could have a negative impact on our cinema-related revenue due to reduced consumer discretionary spending. We may also be faced with pricing pressures or competing technologies, which would affect our revenue. In addition, supply chain constraints may impact our ability to provide cinema products and services to our customers. Long lead times and increased cost of materials due to the macroeconomic conditions, including higher interest rates have also negatively impacted the financial health of our cinema customers and partners, leading to reduced new product investment and lower demand. In addition, the strikes by the Writers Guild of America and SAG-AFTRA in 2023 effectively halted the production, release and promotion of certain films for an extended period. The resulting impacts of those stoppages have resulted in, and may continue to lead to, decreased box office receipts in the near term, which could potentially impact exhibitors' willingness and ability to invest in our cinema products.
Dolby.io
Highlights: Our strategy for Dolby.io is to bring Dolby’s audio and video technologies to a broader range of media content and digital experiences. We are expanding our addressable market by offering solutions to companies building real-time digital experiences that increase audience engagement. For instance, our solution can provide the capability to stream high quality audiovisual content with ultra-low latency that reduces the delay between the action and the viewer.
Content being delivered with almost no delay enables our customers to create real-time interaction in their apps and services. This near instantaneous interaction is essential to the experiences companies, particularly in sports and entertainment, are creating.
Over time, we believe this way of delivering and engaging with content will be used more broadly, thereby increasing their business opportunity.
Key Challenges: Dolby.io is an early-stage business, and it is uncertain when or if it will be a material revenue driver. Our success in this market will depend on adoption by companies building real-time digital experiences that increase audience engagement, the volume of usage of the services and our ability to monetize our services. In addition, the development and maintenance needed to provide a reliable and scalable platform may require us to incur additional costs to develop new skills within our existing employee base or hire external specialized talent. Although the market for real-time experiences has been growing, Dolby.io competes with other offerings.

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
Most of our licensing arrangements are structured as sales-based whereby we are paid a unit-based royalty. The unit-based sales data that triggers the royalty obligation is generally reported to us in the quarter after triggering the royalty obligation. We apply the royalty exception to these arrangements, which requires that we recognize sales-based royalties at the later of when the sales occur based on our estimates or the completion of our performance obligations. Our estimates of royalty-based revenue take into consideration the macroeconomic effect of global events, such as inflation, elevated interest rates, economic impacts related to industry challenges, or other economic conditions, which may impact supply chain activities as well as demand for shipments. These estimates also involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments for which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we previously estimated, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales.
We also enter into fixed and guaranteed licensing fees arrangements, that require the licensee to pay a fixed, non-refundable fee. In these cases, control is transferred and the transaction price - the amount we expect to be entitled to in exchange for the license right - is recognized upon the later of contract execution or the effective date. Transaction price is determined at contract execution and, to the extent variable consideration applies, is updated each subsequent reporting period until the completion of the contract. We evaluate whether other distinct performance obligations exist, such as PCS, and determine the stand-alone selling price. We do so by considering actual stand-alone sales in addition to market conditions such as competitor pricing strategies, customer specific information and industry technology lifecycles, internal conditions such as cost and pricing practices, or applying the residual approach method when the selling price of the good, most commonly a license, is highly variable or uncertain. In addition, we evaluate whether a significant financing component exists when we recognize revenue in advance of customer payments that occur over time and extend beyond one year. In general, if the payment arrangements extend beyond the first year of the contract, we treat a portion of the payments as a financing component. The discount rate used for each arrangement reflects the rate that would be used in a separate financing transaction between us and the licensee at contract inception and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. If we assess the financing component to be significant to the contract, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. The portion related to the financing component is recorded as interest income, and is not material to our consolidated financial statements.
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
RESULTS OF OPERATIONS
For each line item included on our consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the consolidated financial statements for the years ended September 27, 2024 and September 29, 2023. For the discussion and analysis highlighting comparisons of material changes in the consolidated financial statements for the years ended September 29, 2023 and September 30, 2022, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended September 29, 2023, which is incorporated herein by reference. Note that adjustments related to sales-based royalties that were misreported by licensees as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Year Ended		Change
Licensing	September 27, 2024	September 29, 2023	$	%
Revenue	$1,181,794	$1,197,930	$(16,136)	(1)%
Percentage of total revenue	93%	92%
Cost of licensing	67,204	64,890	2,314	4%
Gross margin	1,114,590	1,133,040	(18,450)	(2)%
Gross margin percentage	94%	95%

	Fiscal Year Ended
Licensing Revenue By Market	September 27, 2024		September 29, 2023
Broadcast	$409,105	35%	$451,719	38%
Mobile	235,774	20%	243,897	20%
CE	165,817	14%	170,197	14%
PC	141,300	12%	124,362	10%
Other	229,798	19%	207,755	18%
Total licensing revenue	$1,181,794	100%	$1,197,930	100%

Factor	Licensing Revenue		Gross Margin
Broadcast	â	Lower revenue primarily due to timing of minimum volume commitments in imaging patents, lower recoveries, lower true-up impacting foundational technologies and imaging patents, and lower STB unit shipments, partially offset by adoption of Dolby Vision and Dolby Atmos	ßà	No significant fluctuations
Mobile	â	Lower revenue primarily due to timing of minimum volume commitments in our audio patent programs partially offset by timing of minimum volume commitments in our imaging patent programs and Dolby Vision adoption
CE	â	Lower revenue from unit shipments, including lower true up, and timing of minimum volume commitments in imaging patents, partially offset by higher recoveries
PC	á	Higher revenue from timing of minimum volume commitments in imaging patents, higher true-up, and higher recoveries
Other	á	Higher revenue from imaging patent pool administrative fees and higher automotive revenue driven by adoption of Dolby Atmos, partially offset by lower gaming revenue driven by lower unit shipments
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

	Fiscal Year Ended		Change
Products and Services	September 27, 2024	September 29, 2023	$	%
Revenue	$91,927	$101,814	$(9,887)	(10)%
Percentage of total revenue	7%	8%
Cost of products and services	73,292	87,676	(14,384)	(16)%
Gross margin	18,635	14,138	4,497	32%
Gross margin percentage	20%	14%

Factor	Products and Services Revenue		Gross Margin
Products	â	Lower cinema products revenue as compared to the prior year	á	Higher gross margin due to higher inventory reserve provision in prior year
Services	ßà	No significant fluctuations	ßà	No significant fluctuations
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Year Ended		Change
	September 27, 2024	September 29, 2023	$	%
Research and development	$263,663	$271,523	$(7,860)	(3)%
Percentage of total revenue	21%	21%

Category	Key Drivers
Other	â	Lower contractor spend, stock-based compensation expense, depreciation, salaries, bonus and other miscellaneous expenses
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

	Fiscal Year Ended		Change
	September 27, 2024	September 29, 2023	$	%
Sales and marketing	$334,460	$354,364	$(19,904)	(6)%
Percentage of total revenue	26%	27%

Category	Key Drivers
Compensation & Benefits	â	Lower costs of $9.3 million in payroll salaries due to lower headcount resulting from restructuring activities
Tradeshows	â	Lower costs of $7.2 million primarily due to non-repeating events in the prior year
Contractors	â	Lower costs of $4.6 million primarily due to lower patent litigation expenses
Other	á	Higher costs of $5.0 million primarily due to larger marketing activations in the current year
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation and amortization, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Year Ended		Change
	September 27, 2024	September 29, 2023	$	%
General and administrative	$270,392	$258,477	$11,915	5%
Percentage of total revenue	21%	20%

Category	Key Drivers
Legal, Professional, and Contractors	á	Higher costs of $6.9 million in legal and professional services largely due to M&A activities
Other	á	Higher costs of $2.7 million in stock-based compensation expense, and higher depreciation expense

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

	Fiscal Year Ended		Change
	September 27, 2024	September 29, 2023	$	%
Restructuring charges	$6,384	$47,061	$(40,677)	(86)%
Percentage of total revenue	1%	4%
In April 2024, we initiated restructuring actions with the purpose of focusing our resources on our highest strategic priorities. In connection with this plan, we recorded an expense in the third quarter of fiscal 2024 of $4.6 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of the fourth quarter of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $3 million in fiscal 2024 and are expected to result in savings of approximately $11 million within fiscal 2025. The impact of these estimated savings on our operating expenses have been and will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
In September 2023, we initiated a restructuring plan with the purpose of focusing our resources on our highest strategic priorities. In connection with this plan, we recorded an expense in the fourth quarter of fiscal 2023 of $13.4 million in severance and other related benefits and an impairment loss of $16.9 million related primarily to internally developed software for projects we are no longer pursuing. In continuation with this plan, we recorded an expense in the first quarter of fiscal 2024 of $7.4 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of the second quarter of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $40 million within fiscal 2024, which was consistent with our expectations. The impact of these savings on our operating expenses was offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
In June 2023, we implemented a focused restructuring plan, primarily consisting of workforce reductions and facility consolidations to improve execution in alignment with our strategy and to reduce our cost structure through improved utilization of our global infrastructure. As a result of these actions, we recorded expense in the third quarter of fiscal 2023 of $10.9 million in severance and other related benefits and expense of $6.9 million related to a facility consolidation in New York, NY. Actions and expenses related to this plan were substantially completed by the end of the second quarter of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $20 million in fiscal 2024, which was consistent with our expectations. The impact of these savings on our operating expenses was mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
For additional information on our Restructuring programs, see Note 13 "Restructuring" to our consolidated financial statements.
Other Income/Expense
Other income/expense primarily consists of interest income earned on cash and investments and the net gains or losses from foreign currency transactions, derivative instruments, our proportionate share of net income or losses from our equity method investment in Access Advance, and gains and losses on the sales of marketable securities from our investment portfolio.

	Fiscal Year Ended		Change
Other income/(expense)	September 27, 2024	September 29, 2023	$	%
Interest income	$34,077	$28,086	$5,991	21%
Other income, net	20,076	6,214	13,862	223%
Total	$54,153	$34,300	$19,853	58%

Category	Key Drivers
Other Income	á	Higher income from an equity method investment in the current year
Interest Income	á	Higher yields on invested cash balance
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

	Fiscal Year Ended
	September 27, 2024	September 29, 2023
Provision for income taxes	$(48,163)	$(48,409)
Effective tax rate	15%	19%

Factor	Impact On Effective Tax Rate
Tax Cuts and Jobs Act of 2017	â	Current year benefit related to lower Transition Tax liability under the Tax Cuts and Jobs Act of 2017 resulting from the application of a recent Tax Court opinion in Varian Medical Systems, Inc. v. Commissioner
Tax Contingencies	â	Higher benefit from the lapse in statute of limitations
Foreign Operations	á	Lower benefit from foreign earned income

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of September 27, 2024, we had cash and cash equivalents of $482.0 million, which consisted of cash. In addition, we had long-term investments of $89.3 million, which primarily consisted of an equity method investment and an equity security without a readily determinable value.
The following table presents selected financial information as of September 27, 2024 and September 29, 2023 (in thousands):

	September 27, 2024	September 29, 2023
Cash and cash equivalents	$482,047	$745,364
Short-term investments	—	139,148
Long-term investments	89,267	97,812
Accounts receivable, net	315,465	262,245
Accounts payable and accrued liabilities	364,909	372,324
Working capital	776,581	1,065,578
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
During fiscal 2024, we purchased all of the issued and outstanding equity interests of GE Intellectual Property Licensing, LLC and GE Technology Development, Inc, which, collectively with each of their subsidiaries, comprise GE Licensing, an intellectual property licensing business primarily targeting the consumer digital media and electronics sectors, for an aggregate cash purchase price of $443.6 million, subject to certain purchase price adjustments. Our cash and cash equivalents, short-term and long-term investments declined significantly as result of this acquisition.

We continue to retain sufficient cash holdings to support our operations and we also have historically purchased investment-grade securities diversified among security types, industries, and issuers. We have used cash generated from our operations to fund a variety of activities related to our business in addition to our ongoing operations, including business expansion and growth, acquisitions, and repurchases of our Class A common stock. We have historically generated significant cash from operations. However, these cash flows and the value of our investment portfolio could be affected by various risks and uncertainties, as described in Part I, Item 1A "Risk Factors."
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
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. For fiscal 2024, quarterly dividends of $0.30 per share were paid on our Class A and Class B common stock to eligible stockholders of record.
Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the consolidated statements of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).
Operating Activities

	Fiscal Year Ended
	September 27, 2024	September 29, 2023
Net cash provided by operating activities	$327,252	$367,081
Net cash provided by operating activities decreased $39.8 million in fiscal 2024 compared to fiscal 2023, primarily due to the following:

Factor	Impact On Cash Flows
Operating assets and liabilities	â	Lower inflows due to higher accounts receivable and lower non-current liabilities, offset by higher accounts payable and accrued liabilities
Net Income	á	Lower restructuring charges, offset by lower revenue
Investing Activities

	Fiscal Year Ended
	September 27, 2024	September 29, 2023
Net cash provided by/(used in) investing activities	$(286,292)	$54,206
Net cash provided by/(used in) investing activities was $340.5 million lower in fiscal 2024 compared to fiscal 2023, primarily due to the following:

Factor	Impact On Cash Flows
Business Combinations	â	Higher outflows due to business combinations
Proceeds from Investments	á	Higher inflows from the sale of marketable investment securities

Financing Activities

	Fiscal Year Ended
	September 27, 2024	September 29, 2023
Net cash used in financing activities	$(287,814)	$(236,812)
Net cash used in financing activities was $51.0 million higher in fiscal 2024 compared to fiscal 2023, primarily due to the following:

Factor	Impact On Cash Flows
Dividend Payments	â	Higher outflows for the payment of our quarterly cash dividend to common stockholders primarily as a result of a $0.03 per share increase compared to the prior fiscal year
Share Repurchases	â	Higher outflows due to higher common stock repurchases
Purchase of non-controlling interest in business combination	â	Higher outflows related to acquiring a portion of the noncontrolling interest in our consolidated subsidiary
Shares Repurchased for Tax Withholdings	â	Higher outflows due to higher fair value of shares withheld for taxes
Common Stock Issuance	â	Lower inflows from employee stock option exercises
Contractual Obligations and Commitments
Naming Rights.    We are party to agreements for naming rights of certain facilities, most significantly for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of the agreement is 20 years, over which we will make payments on a semi-annual basis until fiscal 2032. We also hold the naming rights to Dolby Live at the Park MGM in Las Vegas, Nevada. Dolby Live is a fully integrated performance venue offering live concerts in Dolby Atmos. As of September 27, 2024, we had $79.4 million remaining on these agreements, with $13.1 million due during fiscal 2025. For additional details regarding our naming rights commitments, see Note 14 "Commitments and Contingencies" to our consolidated financial statements.
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
Purchase Obligations.    Purchase obligations primarily consist of our non-cancelable commitments made under agreements to purchase goods and services related to Dolby Cinema and for purposes that include information technology and telecommunications, marketing and professional services, and manufacturing and other R&D activities. As of September 27, 2024, we had $16.3 million remaining on these commitments, with $12.8 million due during fiscal 2025.
Donation Commitments.    Our donation commitments relate to non-cancelable obligations that consist of maintenance services and installation of audio and imaging products in exchange for various marketing, branding, and publicity benefits. As of September 27, 2024, we had $1.4 million remaining on these commitments, with $0.2 million due during fiscal 2025. For additional details regarding our donation commitments, see Note 14 "Commitments and Contingencies" to our consolidated financial statements.
Unrecognized Tax Benefits.    As of September 27, 2024, we had an accrued liability for unrecognized tax benefits without interest, penalties, and related deferred tax assets, totaling $81.6 million. We are unable to estimate when any cash settlement with a taxing authority might occur and, therefore, have not reflected these anticipated future outflows in the table above.
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

In fiscal 2024, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business, and we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of September 27, 2024, we had cash and cash equivalents of $482.0 million, which consisted of cash. In addition, we had long-term investments of $89.3 million, which primarily consisted of an equity method investment and an equity security without a readily determinable value. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations.
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
The pre-tax loss attributed to the effective portion of cash flow hedges recognized in AOCI was $1.6 million in fiscal 2024. The pre-tax gain attributed to the effective portion of cash flow hedges recognized in AOCI was $4.9 million in fiscal 2023.
The pre-tax effective portion of the gain reclassified to the consolidated statements of operations was $2.1 million in fiscal 2024, and the pre-tax effective portion of the loss reclassified to the consolidated statements of operations in fiscal 2023 was not material.
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
As of September 27, 2024 and September 29, 2023, the total notional amounts of outstanding contracts were $111.7 million and $134.8 million, respectively.
For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 27, 2024. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $4.4 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $4.4 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dolby Laboratories, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries (the Company) as of September 27, 2024 and September 29, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 27, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 2024 and September 29, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended September 27, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Assessment of revenue estimate related to sales-based licensing arrangements
As discussed in Note 3 to the consolidated financial statements, revenue is derived principally from the licensing of technologies and patents to various types of licensees. The Company recognized total licensing revenue of $1.2 billion for the year ended September 27, 2024. The Company estimates and records sales-based licensing revenue from its licensees’ shipments in the same period in which those shipments occur. After receiving the royalty statements from the licensees, which is generally in the quarter after those shipments have occurred, the Company will record an adjustment based on the difference between the estimated and actual sales-based licensing revenue.
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

San Francisco, California
November 19, 2024

DOLBY LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 27, 2024	September 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$482,047	$745,364
Restricted cash	95,705	72,602
Short-term investments	—	139,148
Accounts receivable, net of allowance for credit losses of $5,361 and $9,683	315,465	262,245
Contract assets, net of allowance for credit losses of $106 and $138	197,478	182,130
Inventories, net	33,728	35,623
Prepaid expenses and other current assets	69,994	50,692
Total current assets	1,194,417	1,487,804
Long-term investments	89,267	97,812
Property, plant, and equipment, net	479,109	481,581
Operating lease right-of-use assets	39,046	40,199
Intangible assets, net	434,514	167,427
Goodwill	533,208	408,409
Deferred taxes	219,758	201,860
Other non-current assets	120,609	94,674
Total assets	$3,109,928	$2,979,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,380	$20,925
Accrued liabilities	347,529	351,399
Income taxes payable	9,045	4,769
Contract liabilities	31,644	31,505
Operating lease liabilities	12,238	13,628
Total current liabilities	417,836	422,226
Non-current contract liabilities	34,593	39,997
Non-current operating lease liabilities	34,754	37,020
Other non-current liabilities	135,852	108,339
Total liabilities	623,035	607,582

Commitments and Contingencies (See Note 14)

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 59,722,442 shares issued and outstanding as of September 27, 2024 and 59,673,633 as of September 29, 2023	53	53
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 35,670,779 shares issued and outstanding as of September 27, 2024 and 36,085,779 as of September 29, 2023	41	41
Retained earnings	2,496,255	2,391,990
Accumulated other comprehensive loss	(19,187)	(36,984)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,477,162	2,355,100
Noncontrolling interest	9,731	17,084
Total stockholders’ equity	2,486,893	2,372,184
Total liabilities and stockholders’ equity	$3,109,928	$2,979,766
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Revenue:
Licensing	$1,181,794	$1,197,930	$1,164,533
Products and services	91,927	101,814	89,260
Total revenue	1,273,721	1,299,744	1,253,793

Cost of revenue:
Cost of licensing	67,204	64,890	61,597
Cost of products and services	73,292	87,676	79,763
Total cost of revenue	140,496	152,566	141,360

Gross margin	1,133,225	1,147,178	1,112,433

Operating expenses:
Research and development	263,663	271,523	261,174
Sales and marketing	334,460	354,364	358,716
General and administrative	270,392	258,477	275,315
Restructuring charges	6,384	47,061	10,623
Total operating expenses	874,899	931,425	905,828

Operating income	258,326	215,753	206,605

Other income/(expense):
Interest income/(expense), net	34,077	28,086	6,174
Other income, net	20,076	6,214	2,500
Total other income	54,153	34,300	8,674

Income before income taxes	312,479	250,053	215,279
Provision for income taxes	(48,163)	(48,409)	(31,381)
Net income including noncontrolling interest	264,316	201,644	183,898
Less: net (income)/loss attributable to noncontrolling interest	(2,491)	(988)	189
Net income attributable to Dolby Laboratories, Inc.	$261,825	$200,656	$184,087

Net income per share:
Basic	$2.74	$2.10	$1.84
Diluted	$2.69	$2.05	$1.81
Weighted-average shares outstanding:
Basic	95,544	95,771	99,990
Diluted	97,325	97,733	101,983

Related party rent expense:
Included in net income attributable to noncontrolling interest	$283	$292	$284

Cash dividend declared per common share	$1.23	$1.11	$1.02
Cash dividend paid per common share	$1.20	$1.08	$1.00
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Net income including noncontrolling interest	$264,316	$201,644	$183,898
Other comprehensive income:
Currency translation adjustments gains/(losses), net of tax benefit/(expense) of $65, $73, and ($245)	15,098	7,574	(31,586)
Unrealized gains/(losses) on investments, net of tax benefit of ($21), $54, and $50	2,775	3,128	(6,206)
Unrealized gains/(losses) on cash flow hedges, net of tax benefit/(expense) of ($344), $85, and $324	197	4,286	(4,361)
Total other comprehensive income/(loss), net of tax	18,070	14,988	(42,153)

Total comprehensive income	282,386	216,632	141,745
Less: comprehensive (income)/loss attributable to noncontrolling interest	(2,764)	(1,319)	731
Comprehensive income attributable to Dolby Laboratories, Inc.	$279,622	$215,313	$142,476
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Dolby Laboratories, Inc.
	Class A		Class B		APIC	Retained Earnings	AOCI	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of September 24, 2021	64,986	$59	36,087	$41	$—	$2,607,909	$(10,030)	$2,597,979	$6,253	$2,604,232
Net income	—	—	—	—	—	184,087	—	184,087	(189)	183,898
Other comprehensive loss, net of tax	—	—	—	—	—	—	(41,611)	(41,611)	(542)	(42,153)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(1,435)	(1,435)
Stock-based compensation expense	—	—	—	—	114,925	—	—	114,925	—	114,925
Capitalized stock-based compensation expense	—	—	—	—	746	—	—	746	—	746
Repurchase of common stock	(7,003)	(7)	—	—	(137,100)	(393,379)	—	(530,486)	—	(530,486)
Cash dividends declared and paid on common stock	—	—	—	—	—	(100,067)	—	(100,067)	—	(100,067)
Common stock issued under employee stock plans	2,224	2	—	—	57,846	—	—	57,848	—	57,848
Tax withholdings on vesting of restricted stock	(409)	(1)	—	—	(36,417)	—	—	(36,418)	—	(36,418)
Common stock transfers - Class B to Class A	1	—	(1)	—	—	—	—	—	—	—
Deconsolidation of subsidiary	—	—	—	—	—	(820)	—	(820)	750	(70)
Balance as of September 30, 2022	59,799	$53	36,086	$41	$—	$2,297,730	$(51,641)	$2,246,183	$4,837	$2,251,020
Net income	—	—	—	—	—	200,656	—	200,656	988	201,644
Other comprehensive income, net of tax	—	—	—	—	—	—	14,657	14,657	331	14,988
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(266)	(266)
Stock-based compensation expense	—	—	—	—	118,486	—	—	118,486	—	118,486
Capitalized stock-based compensation expense	—	—	—	—	1,160	—	—	1,160	—	1,160
Repurchase of common stock	(1,892)	(2)	—	—	(146,285)	(2,989)	—	(149,276)	—	(149,276)
Cash dividends declared and paid on common stock	—	—	—	—	—	(103,407)	—	(103,407)	—	(103,407)
Common stock issued under employee stock plans	2,189	2	—	—	47,779	—	—	47,781	—	47,781
Tax withholdings on vesting of restricted stock	(422)	—	—	—	(31,144)	—	—	(31,144)	—	(31,144)
Equity issued in connection with business combination	—	—	—	—	10,004	—	—	10,004	11,194	21,198
Balance as of September 29, 2023	59,674	$53	36,086	$41	$—	$2,391,990	$(36,984)	$2,355,100	$17,084	$2,372,184
Net income	—	—	—	—	—	261,825	—	261,825	2,491	264,316
Other comprehensive income, net of tax	—	—	—	—	—	—	17,797	17,797	273	18,070
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(5,164)	(5,164)
Stock-based compensation expense	—	—	—	—	119,825	—	—	119,825	—	119,825
Capitalized stock-based compensation expense	—	—	—	—	573	—	—	573	—	573
Repurchase of common stock	(1,936)	(2)	—	—	(116,341)	(43,658)	—	(160,001)	—	(160,001)
Excise tax on common stock repurchases	—	—	—	—	(261)	—	—	(261)	—	(261)
Cash dividends declared and paid on common stock	—	—	—	—	—	(114,579)	—	(114,579)	—	(114,579)
Common stock issued under employee stock plans	2,019	2	—	—	40,201	—	—	40,203	—	40,203
Tax withholdings on vesting of restricted stock	(450)	—	—	—	(39,075)	—	—	(39,075)	—	(39,075)
Common stock transfers - Class B to Class A	415	—	(415)	—	—	—	—	—	—	—
Purchase of non-controlling interest in business combinations	—	—	—	—	(5,282)	—	—	(5,282)	(4,638)	(9,920)
Deconsolidation of subsidiary	—	—	—	—	—	677	—	677	(677)	—
Equity issued in connection with business combination	—	—	—	—	360	—	—	360	362	722
Balance as of September 27, 2024	59,722	$53	35,671	$41	$—	$2,496,255	$(19,187)	$2,477,162	$9,731	$2,486,893
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Operating activities:
Net income including noncontrolling interest	$264,316	$201,644	$183,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,559	82,558	88,461
Stock-based compensation	119,825	118,486	114,925
Amortization of operating lease right-of-use assets	11,768	12,956	15,148
Amortization of premium on investments	(2,919)	(860)	1,440
Provision for/(benefit from) credit losses	(2,256)	(793)	5,460
Deferred income taxes	(21,612)	(18,337)	(29,465)
Impairment loss on internally developed software	—	16,225	—
Other non-cash items affecting net income	(10,828)	(2,800)	(5,037)
Changes in operating assets and liabilities:
Accounts receivable, net	(28,967)	47,779	(14,314)
Contract assets, net	(8,707)	347	6,300
Inventories	(2,654)	(13,226)	(11,759)
Operating lease right-of-use assets	(8,420)	(8,817)	266
Prepaid expenses and other assets	10,097	3,868	8,760
Accounts payable and accrued liabilities	(34,554)	(52,315)	(33,542)
Income taxes, net	(4,501)	(8,722)	8,446
Contract liabilities	(9,738)	(8,379)	(413)
Operating lease liabilities	(5,263)	(5,818)	(15,399)
Other non-current liabilities	(13,894)	3,285	(4,599)
Net cash provided by operating activities	327,252	367,081	318,576

Investing activities:
Purchases of marketable securities	(160,198)	(172,955)	(311,313)
Proceeds from sales of marketable securities	234,061	54,964	9,459
Proceeds from maturities of marketable securities	157,729	176,833	108,546
Purchases of property, plant, and equipment	(30,007)	(30,339)	(47,928)
Business combinations, net of cash and restricted cash acquired	(487,877)	25,703	(38,171)
Purchases of intangible assets	—	—	(11,528)
Purchases of other investments	—	—	(5,000)
Net cash provided by/(used in) investing activities	(286,292)	54,206	(295,935)

Financing activities:
Proceeds from issuance of common stock	40,203	47,781	57,848
Repurchase of common stock	(160,001)	(149,276)	(530,486)
Payment of cash dividend	(114,579)	(103,407)	(100,067)
Distributions to noncontrolling interest	(5,164)	(266)	(1,435)
Purchase of noncontrolling interest in business combinations	(9,920)	—	—
Equity issued in connection with business combination	722	—	—
Shares repurchased for tax withholdings on vesting of restricted stock	(39,075)	(31,144)	(36,418)
Payment of deferred consideration for prior business combinations	—	(500)	—
Net cash used in financing activities	(287,814)	(236,812)	(610,558)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	6,640	5,120	(16,744)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(240,214)	189,595	(604,661)
Cash, cash equivalents, and restricted cash at beginning of period	817,966	628,371	1,233,032
Cash, cash equivalents, and restricted cash at end of period	$577,752	$817,966	$628,371

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$63,217	$61,481	$40,340

Non-cash investing and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$8,711	$3,882	$(1,481)
Accrual of unpaid stock repurchase excise tax	$261	$—	$—
Equity issued in connection with business combination	$—	$21,198	$—
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include the 52 week period ended September 27, 2024 (fiscal 2024) and September 29, 2023 (fiscal 2023), and the 53 week period ended September 30, 2022 (fiscal 2022). Our fiscal year ending September 26, 2025 (fiscal 2025) will consist of 52 weeks.

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

In fiscal 2024 and 2023, we did not have any individual customers that accounted for 10% of our total revenue. For fiscal 2022, we had one individual customer whose revenue exceeded 10% of our total revenue.
Cash and Cash Equivalents
We consider all short-term highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents primarily consist of funds held in general checking accounts, money market accounts, and U.S. agency securities.
Restricted Cash
Restricted cash on our consolidated balance sheets consists of royalties payable to third-party licensors through certain Via LA-administered patent pools. Restricted cash also consists of cash contributed by Dolby and third-party licensors to Via LA, our subsidiary, that may only be used for licensor enforcement actions or licensee compliance activities related to certain Via LA-administered patent pools, as well as to disperse costs associated with any audit of Via LA for the Wideband Code Division Multiple Access (W-CDMA) patent pool. Restricted cash may also consist of other amounts for which contractual conditions restrict the use of the cash for general operations.
Investments
Historically, all of our investments are classified as AFS, with the exception of our mutual fund investments held in our SERP, which are classified as trading securities, and our equity securities. Investments that have an original maturity of 91 days or more at the date of purchase and a current maturity of less than one year are classified as short-term investments, while investments with a current maturity of more than one year are classified as long-term investments. Our AFS securities, if any, and trading securities are recorded at fair value in our consolidated balance sheets. Unrealized gains and losses on our AFS securities are reported as a component of AOCI, while realized gains and losses and credit losses are reported as a component of net income. Upon sale, gains and losses are reclassified from AOCI into earnings, and are determined based on specific identification of securities sold.
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
Equity Securities
Equity securities for which we possess the ability to exercise significant influence, but not control, over operating and financing decisions are accounted for under the equity method. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the investee's net earnings or losses. We record dividends or other equity distributions as reductions in the carrying value of the investment. Our share of the equity method investee's net income or loss is included in other income/(expense), net in the consolidated statements of operations, and was $14.2 million, $5.1 million, and $5.0 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Our equity method investment is included within long-term investments in our consolidated balance sheets.
We also hold several investments in equity securities of privately-held companies without a readily determinable fair value. We elected to account for these investments using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. These equity securities are included within prepaids and other current assets and long-term investments in our consolidated balance sheets.
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
Business Combinations
For business combinations, we recognize the identifiable assets acquired, the liabilities assumed and any non-controlling interests in an acquiree, which are measured based on the acquisition date fair value. Goodwill is measured as the excess of consideration transferred over the net amounts of the identifiable tangible and intangible assets acquired and the liabilities assumed at the acquisition date.

We use significant estimates and assumptions to determine the fair value of assets acquired and liabilities assumed, any contractual obligations assumed, pre-acquisition contingencies, and contingent consideration, and the related useful lives of the acquired assets, when applicable, as of the acquisition date. These estimates and assumptions are inherently uncertain and may be subject to change as additional information is received and certain tax returns are finalized.

As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations.

Acquisition costs are recorded in general and administrative and sales and marketing expenses on the consolidated statements of operations, and are recognized as incurred.
Goodwill, Intangible Assets, and Long-Lived Assets
We perform an assessment of goodwill for potential impairment annually during our third fiscal quarter or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For our annual goodwill test as of the fiscal quarter ended June 28, 2024, a qualitative assessment was performed and we concluded that it was more likely than not that its fair value was in excess of its carrying amount. Accordingly, no quantitative assessment was performed and no impairment was recorded. We did not incur any goodwill impairment losses in any of the periods presented.
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
Advertising and Promotional Costs

Advertising and promotional costs are charged primarily to S&M expense as incurred. Our advertising and promotional costs were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Advertising and promotional costs	$57,338	$59,821	$51,422
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
Foreign Currency Transactions.  Certain of our foreign subsidiaries transact in currencies other than their functional currency. Therefore, we re-measure non-functional currency assets and liabilities of these subsidiaries using exchange rates at the end of each period. As a result, we recognize foreign currency transaction and re-measurement gains and losses, which are recorded within other income, net in our consolidated statements of operations. These gains and losses were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Foreign currency transaction gains/(losses)	$1,800	$536	$(1,283)
Non-designated Hedges.  In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts exclusively to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income/(expense), net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 27, 2024 and September 29, 2023, the outstanding derivative instruments had maturities of equal to or less than 31 days, respectively, and the total notional amounts of outstanding contracts were $106.3 million and $61.7 million, respectively. The fair values of these contracts are included within accrued liabilities in our consolidated balance sheets.
Cash Flow Hedges. We also enter into forward currency contracts exclusively designated as cash flow hedges, which have a maturity of thirteen months or less, to reduce the impact of currency volatility on U.S. dollar operating expenses. As of September 27, 2024 and September 29, 2023, the outstanding derivative instruments had maturities of equal to or less than 12 months, and the total notional amounts of outstanding contracts were $5.5 million and $73.1 million, respectively. The gains and losses from the effective portions of cash flow hedges are recorded at fair value as a component of AOCI, until the hedged item is subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings, with the corresponding hedged item. Amounts reclassified are recorded to the same line item in the consolidated statements of operations as the impact of the hedge transaction, concurrently with the hedged costs.
The pre-tax loss attributed to the effective portion of cash flow hedges recognized in AOCI was $1.6 million in fiscal 2024. The pre-tax gain attributed to the effective portion of cash flow hedges recognized in AOCI was $4.9 million in fiscal 2023. The pre-tax effective portion of the gains reclassified to the consolidated statements of operations was $2.1 million in fiscal 2024. The pre-tax effective portion of the losses reclassified to the consolidated statements of operations in fiscal 2023 was not material.
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
Income Statement.    In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting— Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40), which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in notes to financial statements, including purchases of inventory, employee compensation, depreciation, amortization of intangible assets, and selling expenses. This standard will be effective for Dolby's annual period beginning September 25, 2027 and interim periods beginning September 30, 2028, with early adoption permitted. We are currently in the process of evaluating the impact of the standard's adoption on our consolidated financial statements and related disclosures.

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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements within the following two quarters. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the first quarter of fiscal 2024, we recorded a favorable adjustment of approximately $1 million. In the second and third quarters of fiscal 2024, we recorded unfavorable adjustments of $6 million and $7 million, respectively. In the fourth quarter of fiscal 2024, we recorded a favorable adjustment of approximately $6 million. Each of these adjustments is primarily related to shipments that occurred in the prior two quarters, and is largely based on actual royalty statements received from licensees.
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
Collaborative Arrangements.   We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences. Under such collaborations, Dolby and the exhibitor are both active participants, and share the risks and rewards associated with the business. Accordingly, these collaborations are governed by revenue sharing arrangements under which Dolby receives revenue based on box office receipts, in exchange for our proprietary designs and trademarks as well as for the use of our equipment at the exhibitor's venue. The use of our product solution meets the definition of a lease, and for the related portion of Dolby's share of revenue, we apply ASC 842, Leases, and recognize revenue based on monthly, or quarterly, box office reports from exhibitors. Our revenue share is recognized as licensing revenue in our consolidated statements of operations.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of September 27, 2024, we had $66.2 million of remaining performance obligations, 48% of which we expect to recognize as revenue in fiscal 2025, 20% in fiscal 2026, and the balance of 32% in fiscal years beyond 2026.

F. Disaggregation of Revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Year Ended
Revenue	September 27, 2024		September 29, 2023		September 30, 2022
Licensing	$1,181,794	93%	$1,197,930	92%	$1,164,533	93%
Products and services	91,927	7%	101,814	8%	89,260	7%
Total revenue	$1,273,721	100%	$1,299,744	100%	$1,253,793	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Year Ended
Market	September 27, 2024		September 29, 2023		September 30, 2022
Broadcast	$409,105	35%	$451,719	38%	$433,992	37%
Mobile	235,774	20%	243,897	20%	238,735	21%
CE	165,817	14%	170,197	14%	186,285	16%
PC	141,300	12%	124,362	10%	151,079	13%
Other	229,798	19%	207,755	18%	154,442	13%
Total licensing revenue	$1,181,794	100%	$1,197,930	100%	$1,164,533	100%
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

	Fiscal Year Ended
Geographic Location	September 27, 2024		September 29, 2023		September 30, 2022
United States	$450,265	35%	$466,030	36%	$468,246	37%
International	823,456	65%	833,714	64%	785,547	63%
Total revenue	$1,273,721	100%	$1,299,744	100%	$1,253,793	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance and deferred revenue that is typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In fiscal 2024, we recognized $30.6 million from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	September 27, 2024	September 29, 2023	Change ($)	Change (%)
Accounts receivable, net	$315,465	$262,245	$53,220	20%
Contract assets, net	197,478	182,130	15,348	8%
Contract liabilities - current	31,644	31,505	139	—%
Contract liabilities - non-current	34,593	39,997	(5,404)	(14)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of September 27, 2024 and September 29, 2023 (in thousands).
Accounts Receivable and Contract Assets

	September 27, 2024	September 29, 2023
Trade accounts receivable	$170,574	$137,820
Accounts receivable from patent administration program licensees	150,252	134,108
Contract assets	197,584	182,268
Accounts receivable and contract assets, gross	518,410	454,196
Less: allowance for credit losses on accounts receivable and contract assets	(5,467)	(9,821)
Total accounts receivable and contract assets, net	$512,943	$444,375
Accounts receivable as of September 27, 2024 and September 29, 2023, respectively, includes unbilled accounts receivable balances of $173.8 million and $150.4 million, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via LA's unconditional right to consideration related to its patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to S&M and G&A	Additions/(Deductions)	Ending Balance
For fiscal year ended:
September 30, 2022	$8,952	$5,460	$(7)	$14,405
September 29, 2023	14,405	(793)	(2,643)	10,969
September 27, 2024	10,969	(2,256)	(1,877)	6,836
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of September 27, 2024 and as of September 29, 2023.
Inventories

	September 27, 2024	September 29, 2023
Raw materials	$3,079	$6,203
Work in process	4,791	3,972
Finished goods	25,858	25,448
Total inventories	$33,728	$35,623
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $10.4 million and $8.1 million of inventory within non-current assets as of September 27, 2024 and September 29, 2023, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

	September 27, 2024	September 29, 2023
Prepaid expenses	$29,745	$24,435
Other current assets	40,249	26,257
Total prepaid expenses and other current assets	$69,994	$50,692
Other current assets includes certain acquired assets of $18.2 million as part of the acquisition of GE Licensing, which we plan to sell shortly after the acquisition date. Refer to Note 15, "Business Combinations" for more information.

Accrued Liabilities

	September 27, 2024	September 29, 2023
Amounts payable to patent administration program partners	$156,472	$150,509
Accrued compensation and benefits	97,179	118,728
Accrued professional fees	16,568	18,632
Unpaid property, plant, and equipment additions	17,055	18,002
Accrued customer refunds	2,988	3,878
Accrued market development funds	2,522	5,010
Other accrued liabilities	54,745	36,640
Total accrued liabilities	$347,529	$351,399
Other Non-Current Liabilities

	September 27, 2024	September 29, 2023
Supplemental retirement plan obligations	$4,946	$4,302
Non-current tax liabilities (1)	78,355	74,482
Other liabilities (2)	52,551	29,555
Total other non-current liabilities	$135,852	$108,339
(1)     Refer to Note 12 "Income Taxes" for additional information related to our tax liabilities.
(2)     Other liabilities includes a contingent liability of $14.2 million acquired as a part of the GE Licensing acquisition. Refer to Note 15, "Business Combinations" for more information.

5. Investments and Fair Value Measurements
Our cash, cash equivalents, and investments declined significantly as a result of the business combinations entered into in fiscal 2024. Refer to Note 15 "Business Combinations" for more information. In general, we use cash holdings to purchase investment-grade securities diversified among security types, industries, and issuers.
Our cash and investment portfolio consisted of the following (in thousands):

	September 27, 2024
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$482,047	$—	$—	$482,047	$482,047	$—	$—
Cash and cash equivalents	$482,047	$—	$—	$482,047	$482,047	$—	$—

Long-term investments:
Other investments (1)	$89,267	$—	$—	$89,267	$—	$—	$76,000
Long-term investments	$89,267	$—	$—	$89,267	$—	$—	$76,000

Total cash, cash equivalents, and investments	$571,314	$—	$—	$571,314	$482,047	$—	$76,000

Investments held in supplemental retirement plan:
Assets	$5,044	$—	$—	$5,044	$5,044	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$5,044	$—	$—	$5,044	$5,044	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$299	$—	$299	$—	$299	$—
(1)Other investments as of September 27, 2024 is primarily comprised of our equity method investment in Access Advance of $83.9 million and an equity security without a readily determinable fair value, valued at $5.0 million. Other investments increased in fiscal 2024 as a result of our acquisition of GE Licensing. Refer to Note 15 for more information.

As of September 29, 2023, all of our investments in debt securities were measured at fair value, and were recorded within cash equivalents and both short-term and long-term investments in our consolidated balance sheets. With the exception of our mutual fund investments held in our SERP and classified as trading securities and our other long-term investments, all of our investments have been classified as AFS securities. Derivative contracts are used to hedge currency risk, and these are carried at fair value and classified as other assets and other liabilities.
As of September 29, 2023, our investments in debt securities consisted of corporate bonds, government bonds, municipal debt securities, U.S. agency securities, commercial paper, and certificate of deposit. In addition, our cash and cash equivalents also consisted of highly-liquid money market funds, government bonds, and commercial paper. Consistent with our investment policy, none of our municipal debt investments have been supported by letters of credit or standby purchase agreements.

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
(1)Other investments as of September 29, 2023 is primarily comprised of our equity method investment in Access Advance of $5.9 million and an equity security without a readily determinable fair value, valued at $5.0 million.
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
The following table describes the valuation techniques and inputs applicable to each class of security held within our investment portfolio:

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
As a part of the acquisition of GE Licensing, we acquired GE Licensing’s ownership interest in Access Advance, which increased our equity method investment by $76 million. This increase in our investment was classified as Level 3 within the fair value hierarchy, and measured using the discounted cash flows method, whereby the cash flows expected to be generated by the business are discounted to their present value using a rate of return that reflects the relative risk of the investment and the time value of money. Inputs used in the valuation were the prospective financial information, including projected revenue associated with the investment, and discount rate to reflect the risk of the equity investment compared to the main operating business of GE Licensing. In determining the discount rate, a risk assessment was performed, where revenue growth was assessed, among other factors, and as such, revenue growth and the discount rate are considered interrelated unobservable inputs.

Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. The unrealized losses on our AFS securities were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these securities. The following table presents the gross unrealized losses and fair value for those AFS securities that were in an unrealized loss position for less than twelve months and for greater than twelve months as of September 29, 2023 (in thousands):

	September 29, 2023
	Less Than 12 Months		Greater Than 12 Months
Investment Type	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$853	$(7)	$—	$—
Government bonds	26,756	(247)	40,235	(1,183)
Commercial paper	5,840	(3)	—	—
Corporate bonds	79,846	(461)	14,634	(558)
Municipal debt securities	23,365	(203)	8,166	(206)
Total	$136,660	$(921)	$63,035	$(1,947)
Although we had certain securities that were in an unrealized loss position as of September 29, 2023, we expect to recover the full carrying value of these securities.
Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of September 29, 2023, which are recorded within cash equivalents and both short and long-term investments in our consolidated balance sheets (in thousands):

Range of maturity	Amortized Cost	Fair Value
Due within 1 year	$283,229	$282,225
Due in 1 to 2 years	67,679	66,075
Due in 2 to 5 years	20,743	20,493
Total	$371,651	$368,793

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Depreciation expense was $42.4 million, $54.0 million, and $59.5 million in fiscal 2024, 2023, and 2022, respectively.
As of September 27, 2024 and September 29, 2023, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	September 27, 2024	September 29, 2023
Land	$42,010	$41,902
Buildings and building improvements	288,908	287,799
Leasehold improvements	86,613	79,988
Machinery and equipment	138,425	152,675
Computer equipment and software	240,930	233,224
Furniture and fixtures	31,581	32,629
Equipment provided under operating leases	244,327	211,910
Construction-in-progress	25,091	18,327
Property, plant, and equipment, gross	1,097,885	1,058,454
Less: accumulated depreciation	(618,776)	(576,873)
Property, plant, and equipment, net	$479,109	$481,581

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
The lease term of operating leases vary from less than one year to 9 years. We have leases that include one or more options to extend the lease term for up to 5 years as well as options to terminate the lease within one year. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.
The components of lease expense were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Lease cost
Operating lease cost	$14,275	$14,860	$17,260
Variable lease cost	1,947	1,424	1,560
Total lease cost	$16,222	$16,284	$18,820
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$15,602	$16,589	$16,957
Right-of-use assets obtained in exchange for operating lease obligations	21,087	16,259	1,737
Supplemental balance sheet information related to leases was as follows:

	September 27, 2024	September 29, 2023
Operating Leases
Weighted-average remaining lease term	5.3 years	5.3 years
Weighted-average discount rate	5.4%	4.6%
The following table presents the maturity analysis of lease liabilities (in thousands):

September 27, 2024
Operating Leases
Fiscal 2025	$15,010
Fiscal 2026	10,755
Fiscal 2027	8,045
Fiscal 2028	9,251
Fiscal 2029	4,846
Thereafter	9,456
Total undiscounted lease payments	57,363
Less: imputed interest	(10,371)
Total lease liabilities	$46,992

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

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Operating Lease Income
Variable operating lease income	$31,794	$33,921	$31,514
Fixed operating lease income	$3,570	$3,253	$2,953
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $0.9 million and $1.0 million as of September 27, 2024 and September 29, 2023, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.
The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	September 27, 2024
	Operating Leases	Sales-Type Leases
Fiscal 2025	$1,110	$620
Fiscal 2026	932	220
Fiscal 2027	—	220
Fiscal 2028 and thereafter	—	220
Total undiscounted cash flows	$2,042	1,280
Less: Carrying value of lease receivables		(351)
Difference		$929

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance as of September 30, 2022	$365,147
Acquired goodwill (1)	36,344
Translation adjustments	2,683
Measurement period adjustments	4,235
Balance as of September 30, 2023	$408,409
Acquired goodwill (1)	120,667
Translation adjustments	4,132
Balance as of September 29, 2024	$533,208
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

Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, customer relationships and contracts, and trademarks. Intangible assets subject to amortization consisted of the following (in thousands):

	September 27, 2024			September 29, 2023
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$579,768	$(293,389)	$286,379	$350,406	$(270,750)	$79,656
Customer relationships	220,200	(72,374)	147,826	148,794	(61,049)	87,745
Other intangible assets	23,125	(22,816)	309	22,781	(22,755)	26
Total	$823,093	$(388,579)	$434,514	$521,981	$(354,554)	$167,427
During fiscal 2024, we acquired $274.2 million and $24.6 million of identifiable intangible assets in connection with the acquisitions of GE Licensing and THEO, respectively. During fiscal 2023, we acquired $86.0 million of identifiable intangible assets in connection with the acquisition of MPEG LA. Refer to Note 15 "Business Combinations" for additional information.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Amortization expense was $33.2 million, $28.6 million, and $29.0 million in fiscal 2024, 2023 and 2022, respectively. As of September 27, 2024, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
2025	$46,834
2026	46,315
2027	45,615
2028	43,578
2029	43,453
Thereafter	208,719
Total	$434,514

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of September 27, 2024, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of September 27, 2024, we had 59,722,442 shares of Class A common stock and 35,670,779 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.

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
The following table summarizes information about PSOs granted to our officers that have vested during the periods presented:

Grant Date	Aggregate Shares Granted at Target Award	Aggregate Shares Exercisable at Vest Date (1)	Percentage Vested of Target Award	Vested Date
December 15, 2018	241,100	158,700	75%	December 2021
(1)Aggregate shares exercisable at vest date does not include any shares that were cancelled before the vest date after they were granted.
As of September 27, 2024, an aggregate of 226,110 shares of PSOs were exercisable and outstanding.
The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding as of September 29, 2023	3,720	$66.13
Grants	310	86.50
Exercises	(462)	52.41
Forfeitures and cancellations	(98)	94.24
Options outstanding as of September 27, 2024	3,470	69.04	5.02	$34,027
Options vested and expected to vest as of September 27, 2024	3,341	68.82	4.96	33,980
Options exercisable as of September 27, 2024	2,780	66.08	4.25	33,225
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on September 27, 2024 of $75.61 and excludes the impact of options that were not in-the-money.

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
The following table summarizes information on PSUs granted to our officers that have not vested as of September 27, 2024:

	Aggregate Shares Granted	Potential Shares at Vest Date (at 200% of Target)
December 15, 2021	60,301	120,602
December 15, 2022	90,613	181,226
December 15, 2023	77,283	154,566

On December 16, 2019, we granted PSUs to our executive officers for an aggregate of 62,000 shares, which vested in December 2022 at 81% of the target award amount. On December 15, 2020, we granted PSUs to our executive officers for an aggregate of 66,138 shares, which vested in December 2023 at 80% of the target award amount. As of September 27, 2024, PSUs which would vest for an aggregate of 220,082 shares at the target award amount (440,164 shares at 200% of the target award amount) were outstanding.
The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of September 29, 2023	3,747	$78.62
Granted	1,840	82.91
Vested	(1,312)	78.84
Forfeitures	(429)	81.04
Non-vested as of September 27, 2024	3,846	$80.33
The fair value as of the respective vesting dates of RSUs were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Restricted stock units - vest date fair value	$113,909	$92,843	$106,919

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
The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Expected term (in years)	4.86	4.82	4.78
Risk-free interest rate	3.9%	3.6%	1.5%
Expected stock price volatility	29.3%	29.4%	28.8%
Dividend yield	1.4%	1.6%	1.1%

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Stock options granted - weighted-average grant date fair value	$24.12	$19.15	$21.17
Stock options exercised - intrinsic value	14,224	22,736	22,885

Stock-Based Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures, which reduce the expense recorded in the consolidated statements of operations. The selection of applicable estimated forfeiture rates is based on an evaluation of trends in our historical forfeiture data with consideration for other potential driving factors. If in subsequent periods actual forfeitures significantly differ from our initial estimates, we will revise such estimates accordingly. The estimated annual forfeiture rates used for awards granted were 8.53%, 8.62%, and 8.63% in fiscal 2024, 2023, and 2022, respectively.
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Compensation expense
Stock options	$6,726	$8,486	$10,244
Restricted stock units (1) (2)	109,031	105,915	98,433
Employee stock purchase plan	4,068	4,085	6,248
Total stock-based compensation	119,825	118,486	114,925
Estimated benefit from income taxes	(17,290)	(17,844)	(17,581)
Total stock-based compensation, net of tax	$102,535	$100,642	$97,344
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.6 million, $1.2 million and $0.7 million of capitalized stock-based compensation related to internal use software in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Expense - By Income Statement Line Item Classification

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Compensation expense
Cost of products and services	$1,501	$1,697	$1,819
Research and development	38,214	39,472	37,061
Sales and marketing	40,128	40,038	41,326
General and administrative	39,982	37,279	34,719
Total stock-based compensation	119,825	118,486	114,925
Estimated benefit from income taxes	(17,290)	(17,844)	(17,581)
Total stock-based compensation, net of tax	$102,535	$100,642	$97,344
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in fiscal 2024, fiscal 2023, and fiscal 2022.
Unrecognized Compensation Expense.    As of September 27, 2024, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $11.0 million, which is expected to be recognized over a weighted-average period of 2.5 years. As of September 27, 2024, total unrecognized compensation expense associated with RSUs expected to vest was approximately $195.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 27, 2024 (in thousands):

Date of Authorization	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Fiscal 2021: July 2021	350,000
Fiscal 2022: February 2022	250,000
Fiscal 2022: August 2022	350,000
Fiscal 2024: August 2024	350,000
Total	$3,300,000
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be retired and returned to the status of authorized but unissued shares of Class A common stock. As of September 27, 2024, the remaining authorization to purchase additional shares was $401.6 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2024:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 29, 2023	967,789	$80,002	$82.66
Q2 - Quarter ended March 29, 2024	294,400	24,997	84.91
Q3 - Quarter ended June 28, 2024	422,643	35,001	82.81
Q4 - Quarter ended September 27, 2024	250,757	20,001	79.76
Total	1,935,589	$160,001
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2024:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 29, 2023	February 1, 2024	February 13, 2024	February 22, 2024	$0.30	$28.7 million
Q2 - Quarter ended March 29, 2024	May 2, 2024	May 14, 2024	May 22, 2024	$0.30	$28.7 million
Q3 - Quarter ended June 28, 2024	August 7, 2024	August 19, 2024	August 27, 2024	$0.30	$28.6 million
Q4 - Quarter ended September 27, 2024	November 19, 2024	December 3, 2024	December 10, 2024	$0.33	$31.5 million	(1)
(1)The dividend payment amount for the dividend declared in the fourth quarter of fiscal 2024 is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Year Ended				Fiscal Year Ended
	September 27, 2024				September 29, 2023
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(2,858)	$(197)	$(33,929)	$(36,984)	$(5,986)	$(4,483)	$(41,172)	$(51,641)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	2,602	(1,567)	—	1,035	3,313	4,869	—	8,182
Foreign currency translation gains(1)	—	—	14,760	14,760	—	—	7,170	7,170
Income tax effect - benefit	—	—	65	65	—	—	73	73
Net of tax	2,602	(1,567)	14,825	15,860	3,313	4,869	7,243	15,425
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	194	2,108	—	2,302	(239)	(668)	—	(907)
Income tax effect - benefit/(expense) (3)	(21)	(344)	—	(365)	54	85	—	139
Net of tax	173	1,764	—	1,937	(185)	(583)	—	(768)
Net current-period other comprehensive income	2,775	197	14,825	17,797	3,128	4,286	7,243	14,657
Ending Balance	$(83)	$—	$(19,104)	$(19,187)	$(2,858)	$(197)	$(33,929)	$(36,984)
(1)The foreign currency translation gains during fiscal 2024 and fiscal 2023 were primarily due to the strengthening of other foreign currencies as compared to the U.S. dollar.
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

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$261,825	$200,656	$184,087

Denominator:
Weighted-average shares outstanding—basic	95,544	95,771	99,990
Potential common shares from options to purchase common stock	586	763	958
Potential common shares from restricted stock units	1,158	1,139	912
Potential common shares from employee stock purchase plan	37	60	123
Weighted-average shares outstanding—diluted	97,325	97,733	101,983

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$2.74	$2.10	$1.84
Diluted	$2.69	$2.05	$1.81

Antidilutive awards excluded from calculation:
Stock options	1,152	930	587
Restricted stock units	10	7	1,158
Employee stock purchase plan	3	2	—

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
Income Tax Provision
The following two tables present the components of our income before provision for income taxes by geographic region and the portion of our provision for income taxes classified as current and deferred (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
United States	$89,505	$44,136	$33,318
Foreign	222,974	205,917	181,961
Total income before income taxes	$312,479	$250,053	$215,279

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Current:
Federal	$702	$(1,053)	$2,008
State	1,124	1,023	553
Foreign	68,013	66,776	58,285
Total current	69,839	66,746	60,846

Deferred:
Federal	(21,357)	(16,949)	(29,990)
State	43	(356)	8
Foreign	(362)	(1,032)	517
Total deferred	(21,676)	(18,337)	(29,465)
Provision for income taxes	$48,163	$48,409	$31,381

Repatriation of Undistributed Foreign Earnings
As a result of the Tax Act, foreign accumulated earnings that were subject to the mandatory Transition Tax as of December 31, 2017, can be repatriated to the U.S. without incurring further U.S. federal tax. The Tax Act changed to a modified territorial tax system through the provision of a 100% dividend received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, we have reevaluated our historical assertion and determined that we no longer consider a vast majority of these earnings to be indefinitely reinvested. During fiscal 2024, we repatriated $120 million of foreign subsidiary earnings which were exempt from foreign withholding tax. As of September 27, 2024, the total undistributed earnings of our foreign subsidiaries were approximately $262 million. The Company does not record any deferred tax liability on the portion of these foreign undistributed earnings considered indefinitely reinvested.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023
Deferred income tax assets:
Investments	$7,410	$5,864
Inventories	5,359	5,003
Net operating loss	2,294	292
Accrued expenses	13,245	16,945
Stock-based compensation	17,223	17,833
Revenue recognition	4,394	4,563
Depreciation and amortization	139,228	130,818
Lease liability	15,657	13,911
Research and development credits	47,830	40,633
Foreign tax credits	28,777	15,684
Deemed repatriated earnings tax benefit	9,881	10,724
Other	6,067	5,075
Total gross deferred income tax assets	297,365	267,345
Less: valuation allowance	(56,922)	(50,687)
Total deferred income tax assets	240,443	216,658

Deferred income tax liabilities:
Right of use asset	(15,889)	(14,319)
Intangible assets	(4,796)	(479)
Deferred income tax assets, net	$219,758	$201,860
Net Operating Losses and Tax Credit Carryforwards
As of September 27, 2024, the NOL carryforwards for U.S. federal and California were $1.2 million and $1.6 million, respectively, and will start to expire in fiscal 2034 and 2029, respectively. Additionally, we had foreign NOL carryforwards of $8.1 million as of September 27, 2024, an amount which is not subject to expiration. As of September 27, 2024, we had foreign tax credit and federal R&D tax credit carryforwards of $15.1 million and $22.2 million, respectively, which will start to expire in fiscal 2029 and fiscal 2035, respectively. We had California R&D tax credits of $48.9 million, which will carry forward indefinitely, and foreign R&D tax credits of $6.1 million, which will start to expire in fiscal 2028.
Valuation Allowance
As of September 27, 2024, a $36.8 million valuation allowance was recorded against California deferred tax assets, a $10.8 million valuation allowance was recorded against federal tax credit deferred tax assets, and a $9.3 million valuation allowance was recorded against foreign deferred tax assets for which ultimate realization of its future benefits is uncertain.

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

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal effect	0.2	0.3	0.2
Stock-based compensation	1.1	1.2	(0.1)
Research and development tax credits	(2.7)	(2.7)	(5.0)
Foreign-derived intangible income deduction	(1.3)	(2.3)	(2.3)
U.S. tax on foreign entities	1.3	1.3	1.8
Foreign rate differential	(2.1)	(1.9)	(4.5)
Increase (decrease) unrecognized tax benefit	0.6	1.9	2.8
Tax Act of 2017	(3.2)	—	—
Other	0.5	0.6	0.7
Effective tax rate	15.4%	19.4%	14.6%
Our effective tax rate was 15.4% in fiscal 2024, compared with our federal statutory rate of 21.0%, and with our effective tax rate in fiscal 2023 of 19.4%. The decrease in our effective tax rate was primarily due to a tax benefit related to the Transition Tax liability under the Tax Cuts and Jobs Act of 2017, which resulted from the application of a recent U.S. Tax Court opinion in Varian Medical Systems, Inc. v. Commissioner. On August 26, 2024, the U.S. Tax Court opined that a deduction for certain deemed foreign dividends can be claimed for otherwise taxable foreign dividends under the Transition Tax of the Tax Cuts and Jobs Act. As a result of the opinion, we intend to timely file claims for refund to reduce a portion of our Transition Tax liability. We recorded a benefit of $10.0 million with a corresponding increase of $10.8 million to taxes receivable and $0.8 million increase to uncertain tax benefit in fiscal 2024. Additionally, we recognized tax benefits from previously unrecognized tax benefits due to a lapse in the statute of limitations and reduced benefit from foreign operations.
Our effective tax rate was 19.4% in fiscal 2023, compared with our effective tax rate in fiscal 2022 of 14.6%. The increase in our effective tax rate was primarily due to lower tax benefits related to settlement of stock-based awards and reduced benefit from less R&D tax credits.
Uncertain Tax Positions
As of September 27, 2024, the total amount of gross unrecognized tax benefits was $81.6 million, of which $49.9 million, if recognized, would reduce our effective tax rate. Our liability increased from fiscal 2023 primarily due to additional accruals in fiscal 2024, partially offset by releases due to the lapse of statute of limitations. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheets. Over the next twelve months, we estimate that this amount could be reduced by $1.4 million as a result of the expiration of certain statutes of limitations. Aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Beginning Balance	$76,304	$69,682	$66,106
Gross increases - tax positions taken during prior years	2,346	219	822
Gross decreases - tax positions taken during prior years	—	(1,143)	(178)
Gross increases - tax positions taken during current year	10,626	7,546	7,784
Gross decreases - settlements with tax authorities during current year	(343)	—	—
Lapse of statute of limitations	(7,318)	—	(4,852)
Ending Balance	$81,615	$76,304	$69,682

Classification of Interest and Penalties
We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. In fiscal 2024, our current tax provision was increased by interest expense of $3.3 million, while in fiscal year 2023, our current tax provision was increased by interest expense of $3.5 million. Accrued interest and penalties are included within the related tax liability line item in our consolidated balance sheets. Our accrued interest and penalties on unrecognized tax benefits as of September 27, 2024 and September 29, 2023 were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023
Accrued interest	$13,597	$10,254
Accrued penalties	225	172
Total	$13,822	$10,426
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. We file income tax returns in the U.S. federal, states, and foreign jurisdictions. Our major tax jurisdictions are the U.S. federal, California, New York, and Ireland.
Our operations in certain jurisdictions remain subject to examination for fiscal 2013 to 2023, some of which are currently under audit or review. We are currently under audit by the IRS for our fiscal 2018 U.S. federal tax year. The resolution of each of these audits is not expected to be material to our consolidated financial statements. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If resolution of any tax issues addressed in our current audits are inconsistent with management’s expectations, we may be required to adjust our tax provision for income taxes in the period such resolution occurs.

The final U.S. foreign tax credit regulations, issued on January 4, 2022, introduced significant changes to foreign tax credit utilization. However, additional relief has delayed the effective date of the final U.S. foreign tax credit regulations until further guidance to withdraw or modify the temporary relief. These provisions may have a material adverse effect on our future tax provisions unless modified.
The Organisation for Economic Co-operation and Development (“OECD”) published its model rules “Tax Challenges Arising From the Digitalisation of the Economy - Global Anti-Base Erosion Model Rules (Pillar Two)” which established a global minimum corporate tax rate of 15% for certain multinational enterprises. Many countries have implemented or are in the process of implementing the Pillar Two legislation, which will apply to Dolby beginning in fiscal year 2025. While we do not currently estimate a material impact to our consolidated financial statements, we continue to monitor the impact as countries implement legislation and the OECD provides additional guidance.

13. Restructuring
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
Fiscal 2024 Restructuring Events. In April 2024, we initiated restructuring actions with the purpose of focusing our resources on our highest strategic priorities. In connection with this plan, we recorded an expense in the third quarter of fiscal 2024 of $4.6 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of the fourth quarter of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $3 million in fiscal 2024 and are expected to result in savings of approximately $11 million within fiscal 2025. The impact of these estimated savings on our operating expenses have been and will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.

Fiscal 2023 Restructuring Events. In September 2023, we initiated a restructuring plan with the purpose of focusing our resources on our highest strategic priorities. In connection with this plan, we recorded an expense in the fourth quarter of fiscal 2023 of $13.4 million in severance and other related benefits and an impairment loss of $16.9 million related primarily to internally developed software for projects we are no longer pursuing. In continuation with this plan, we recorded an expense in the first quarter of fiscal 2024 of $7.4 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of the second quarter of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $40 million within fiscal 2024, which was consistent with our expectations. The impact of these savings on our operating expenses was offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
In June 2023, we implemented a focused restructuring plan, primarily consisting of workforce reductions and facility consolidations to improve execution in alignment with our strategy and to reduce our cost structure through improved utilization of our global infrastructure. As a result of these actions, we recorded expense in the third quarter of fiscal 2023 of $10.9 million in severance and other related benefits and expense of $6.9 million related to a facility consolidation in New York, NY. Actions and expenses related to this plan were substantially completed by the end of the second quarter of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $20 million in fiscal 2024, which was consistent with our expectations. The impact of these savings on our operating expenses was mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs and adjustments	Total
Balance at September 30, 2022	$5,781	$—	$5,781
Restructuring charges	23,943	23,118	47,061
Cash payments and adjustments	(9,372)	(16,225)	(25,597)
Non-cash adjustment for leased facility exit costs	—	(6,893)	(6,893)
Balance at September 29, 2023	$20,352	$—	$20,352
Restructuring charges	6,413	(29)	6,384
Cash payments and adjustments	(24,000)	29	(23,971)
Balance at September 27, 2024	$2,765	$—	$2,765
Accruals for restructuring charges/(credits) incurred for the restructuring plan described above are included within accrued liabilities in our consolidated balance sheets, while restructuring charges are included within restructuring charges in our consolidated statements of operations.

14. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of September 27, 2024 (in thousands):

	Payments Due By Fiscal Period
	Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Thereafter	Total
Naming rights	$13,126	$13,472	$8,534	$8,642	$8,751	$26,923	$79,448
Purchase obligations	12,849	2,872	548	—	—	—	16,269
Donation commitments	183	183	153	153	153	586	1,411
Total	$26,158	$16,527	$9,235	$8,795	$8,904	$27,509	$97,128
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

15. Business Combinations
Fiscal 2024
GE Licensing
On August 19, 2024, we acquired 100% of the issued and outstanding equity interests of GE Intellectual Property Licensing, LLC and GE Technology Development, Inc., which, collectively with each of their subsidiaries, comprised General Electric’s intellectual property licensing business that primarily targeted the consumer digital media and electronics sectors ("GE Licensing" or the "acquiree"). The acquisition is an extension of our existing licensing businesses and is expected to strengthen and expand the scale of our intellectual property portfolio. The total consideration for the acquisition is comprised as the following (in thousands):

Amount
Total amount paid for consideration	$443,565
Less: Noncontrolling interest in Via LA	(9,921)
Settlement of pre-existing relationship	(750)
Total consideration transferred for acquisition of GE Licensing	432,894
Less: Cash acquired	(2,232)
Total consideration, net of cash acquired	$430,662
Prior to the acquisition, GE Licensing held a noncontrolling interest in the Company’s majority owned subsidiary Via LA. The indirect acquisition of this noncontrolling interest was accounted for as a separate transaction under ASC 810. The difference between the fair value of the consideration paid of $9.9 million and the carrying amount of the noncontrolling interest acquired of $4.6 million was recognized as a $5.3 million adjustment to equity on the Company’s consolidated financial statements.
We have accounted for the taxable transaction under the acquisition method of accounting for business combinations, and the results of operations of GE Licensing have been included in our consolidated statements of operations from the date of acquisition. Additionally, we have estimated the fair values of the net tangible and intangible assets acquired, and liabilities assumed as of the acquisition date, with any amounts paid in excess of the net assets recorded as goodwill. The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized, including potential changes to income tax-related accounts and certain assets held for sale. We expect to finalize the valuation within the one year measurement period.

It is impracticable to provide historical supplemental pro forma financial information along with earnings during the period subsequent to the acquisition due to the lack of access to historical information.
The following table summarizes the preliminary acquisition date fair values of the assets acquired and liabilities assumed (in thousands):

Recognized Identifiable Assets Acquired and Liabilities Assumed	Purchase Price Allocation (Preliminary)
Cash and cash equivalents	$2,232
Accounts receivable	20,135
Other current assets	9,636
Assets held for sale, current	18,231
Long-term investments	76,000
Intangible assets	274,197
Goodwill	80,763
Other non-current assets	3,503
Other current liabilities	(15,765)
Contingent liabilities	(14,199)
Other non-current liabilities	(21,839)
Purchase Consideration	$432,894
We acquired certain assets valued of $18.2 million as part of the acquisition which we plan to sell shortly after the acquisition date. These assets are classified as held for sale within prepaid expenses and other current assets on the consolidated balance sheets and are measured at fair value less cost to sell.
Acquired contingencies relate to contingent payments due under an assumed agreement. The payments are contingent on the Company achieving certain revenue targets in the future and are based on a percentage of revenue that exceeds such targets. The Company determined that it is probable at the acquisition date that a liability has been incurred and the amount of the liability can be reasonably estimated in accordance with ASC 450. The Company recognized a contingent liability of $14.2 million on the acquisition date based on a discounted cash flow valuation technique.
Goodwill is representative of our expectation of the benefits and synergies from the integration of GE Licensing operations and the associated assembled workforce, which does not qualify for separate recognition as an intangible asset. All of the goodwill recognized is expected to be deductible for income tax purposes.
The following table summarizes the preliminary fair values allocated to the various intangible assets acquired and the weighted-average useful lives over which they will be amortized using the straight-line method:

	Purchase Price Allocation	Weighted-Average Useful Life
Intangible Assets Acquired	(in thousands)	(in years)
Patents and technology – HEVC Codecs	$261,697	11
Patents and technology – non-HEVC Codecs	12,500	11
Total	$274,197	11
The preliminary value of acquired intangibles was determined based on the present value of estimated future cash flows using the multi-period excess earnings method with the following inputs such as projected revenue attributable to licensors in the patent pools, revenue retention rate, maintenance sales and marketing expenses, income tax rate, post-tax returns for contributory assets, and discount rate.
Acquisition-related costs of $6.4 million were incurred during fiscal 2024. These acquisition-related costs were included in G&A expenses for $4.3 million and in S&M expenses for $2.1 million in the consolidated statements of operations.
THEO Technologies
On July 24, 2024, we completed the acquisition of all outstanding equity interests of THEO, a privately held company. THEO's products enable high-quality online video experiences for customers across sports and entertainment. This acquisition expands on our suite of cloud solutions to provide seamless, synchronized viewer experiences in sports and entertainment. We have included the financial results of THEO in our consolidated financial statements from the date of acquisition, and these results were not material. Additionally, the transaction costs associated with the acquisition were not material.
The total purchase consideration of the acquisition was $58.7 million. We allocated $24.6 million in purchase consideration to identifiable intangible assets, which primarily consisted of customer relationships and developed technology, with estimated useful lives of 3 years to 13 years. We also recorded $39.9 million of goodwill, which is representative of our expectation of benefits and synergies from the integration of THEO technology with our existing technology and the assembled workforce of THEO.
Fiscal 2023
MPEG LA
On April 28, 2023, our wholly-owned subsidiary Via Licensing Corporation ("Via Corp") acquired 100% of MPEG LA, L.L.C. ("MPEG LA"), a privately held patent pool administrator that managed several collaborative licensing programs in video imaging and other technologies. In connection with the transaction, Via Corp changed its structure and name to Via LA and became a majority owned subsidiary of Dolby. The acquisition is expected to strengthen Via LA's licensing capabilities, particularly in video, diversify its revenues, and reinforce its ability to develop new patent licensing programs. The total consideration for the acquisition was as follows (in thousands):

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
We accounted for the taxable transaction under the acquisition method of accounting for business combinations, and the results of operations of MPEG LA have been included in the Company's consolidated statements of operations from the date of acquisition and were not material. Additionally, we estimated the fair values of the net tangible and intangible assets acquired, and liabilities assumed as of the acquisition date, with any amounts paid in excess of the net assets recorded as goodwill. The fair values assigned to assets acquired and liabilities assumed were based on management’s estimates and assumptions, and any changes to these fair values were not material. As this acquisition was not significant to our reported operating results, pro forma results of operations are not provided.
The following table summarizes the acquisition date fair values allocated to the net assets acquired (in thousands):

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
In connection with the preparation of our consolidated financial statements, we identified an immaterial error related to the acquisition date fair values allocated to net assets acquired, whereby we overstated certain accounts payable to patent administrative program partners and, as a consequence, correspondingly overstated goodwill as of the quarter ended June 30, 2023. We evaluated the error quantitatively and qualitatively, and determined that the related impact was not material to our condensed consolidated financial statements for the third quarter of fiscal 2023. Accordingly, we have revised the previously reported financial information for such immaterial error in the above table. The correction of this error resulted in a decrease to amounts payable to patent administrative program partners and a corresponding decrease to goodwill of $20.3 million, with no impact to total purchase consideration.
Goodwill is representative of our expectation of the benefits and synergies from the integration of MPEG LA operations and the assembled workforce of MPEG LA, which does not qualify for separate recognition as an intangible asset. All of the goodwill recognized is expected to be deductible for income tax purposes.
The following table summarizes the fair values allocated to the various intangible assets acquired and the weighted-average useful lives over which they will be amortized using the straight-line method:

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

Revenue Category	Basis For Determining Geographic Location
Licensing	Region in which our licensees’ headquarters are located
Products	Destination to which our products are shipped
Services	Location in which the relevant services are performed
The following tables present selected information regarding total revenue by geographic location (amounts presented in thousands).
Revenue Composition—U.S. and International

	Fiscal Year Ended
Location	September 27, 2024	September 29, 2023	September 30, 2022
United States	$450,265	$466,030	$468,246
International	823,456	833,714	785,547
Total revenue	$1,273,721	$1,299,744	$1,253,793
Revenue Concentration—Significant Individual Geographic Regions

	Fiscal Year Ended
Location	September 27, 2024	September 29, 2023	September 30, 2022
United States	35%	36%	37%
South Korea	13%	14%	13%
China	22%	22%	20%
Japan	8%	9%	8%
Europe	12%	10%	10%
Other	10%	9%	12%
Total	100%	100%	100%
Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows (in thousands):

Location	September 27, 2024	September 29, 2023
United States	$385,155	$390,552
International	93,954	91,029
Total long-lived tangible assets, net of accumulated depreciation	$479,109	$481,581

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
Our interests in these consolidated affiliated entities and the location of the properties leased to Dolby Laboratories as of September 27, 2024 were as follows:

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
Distributions.    Distributions made by the jointly-owned real estate entities to our principal stockholder were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Distributions to principal stockholder	$(262)	$(266)	$(1,435)

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
Retirement plan expenses, which are included in cost of products and services, R&D, S&M, and G&A expense in our consolidated statements of operations, were as follows (in thousands):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Retirement plan expenses	$24,558	$24,925	$27,378

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2024 using the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 27, 2024. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending September 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ending September 27, 2024, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On August 21, 2024, John Couling, our Senior Vice President, Entertainment, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 57,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 17, 2025, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ending September 27, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information set forth in the sections under the headings "Election of Directors," "Corporate Governance Matters," "Executive Officers," "Compensation Discussion and Analysis—Insider Trading Policies and Procedures," and "Delinquent Section 16(a) Reports" in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2025 ("2025 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information in the 2025 Proxy Statement under the headings "Compensation Discussion and Analysis," "Report of the Compensation Committee of the Board of Directors," "Executive Compensation Tables and Related Matters," "Compensation of Directors," and "Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2025 Proxy Statement under the headings "Executive Compensation Tables and Related Matters—Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2025 Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Corporate Governance Matters."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2025 Proxy Statement under the heading "Ratification of Independent Registered Public Accounting Firm."

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
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Amended and Restated Bylaws	Current Report on Form 8-K	February 9, 2024
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
4.3	Description of Capital Stock	Annual Report on Form 10-K	November 25, 2019
10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors & Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.2*	2020 Stock Plan, as amended and restated on February 7, 2023 (“2020 Stock Plan")	Current Report on Form 8-K	February 10, 2023
10.3*	Employee Stock Purchase Plan (“ESPP”), as amended and restated on February 7, 2023	Current Report on Form 8-K	February 10, 2023
10.4*	Form of Global Stock Option Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.5*	Form of Executive Global Stock Option Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.6*	Form of Global Restricted Stock Unit Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.7*	Form of Executive Global Restricted Stock Unit Agreement under the 2020 Stock Plan	Quarterly Report on Form 10-Q	February 2, 2017
10.8*	Form of Subscription Agreement under the ESPP - U.S. Employees	Annual Report on Form 10-K	November 19, 2009
10.9*	Form of Subscription Agreement under the ESPP - Non-U.S. Employees	Quarterly Report on Form 10-Q	August 8, 2012
10.10*	Form of Executive Performance-Based Stock Option Agreement	Current Report on Form 8-K	December 11, 2015
10.11*	Form of Executive Performance-Based Restricted Stock Units	Quarterly Report on Form 10-Q	January 29, 2020
10.12*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc. & Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.13*	Amendment, dated as of December 19, 2012, to Employment Agreement dated as of February 24, 2009, by and between Dolby Laboratories, Inc. and Kevin Yeaman	Quarterly Report on Form 10-Q	February 6, 2013
10.14*	Offer Letter by and between Andy Sherman & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.19*	Offer Letter dated June 26, 2018 by and between Todd Pendleton and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	August 1, 2018
10.20*	French Sub-Plan to the 2020 Stock Plan	Quarterly Report on Form 10-Q	July 29, 2021
10.21*	Form of Restricted Stock Unit Agreement - France	Quarterly Report on Form 10-Q	July 29, 2021
10.22*	2024 Dolby Executive Bonus Plan	Current Report on Form 8-K	November 16, 2023
10.23*	Offer Letter dated September 23, 2021 by and between Robert Park and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	February 4, 2022
10.24*	Offer Letter dated April 6, 2022 by and between Shriram Revankar and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	August 9, 2022
19.1+	Dolby Laboratories, Inc. Insider Trading Policy
19.2+	Rule 10b5-1 Trading Plan Policy
21.1+	List of significant subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
97.1+	Dolby Laboratories, Inc. Amended and Restated Policy on Recoupment of Compensation
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
Date: November 19, 2024

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

SIGNATURE	TITLE	DATE
/S/ PETER GOTCHER	Chairman of the Board of Directors	November 19, 2024
Peter Gotcher

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	November 19, 2024
Kevin J. Yeaman

/S/ ROBERT PARK	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 19, 2024
Robert Park

/S/ RYAN NICHOLSON	Vice President, Chief Accounting Officer (Principal Accounting Officer)	November 19, 2024
Ryan Nicholson

/S/ DAVID DOLBY	Director	November 19, 2024
David Dolby

/S/ TONY PROPHET	Director	November 19, 2024
Tony Prophet

/S/ EMILY ROLLINS	Director	November 19, 2024
Emily Rollins

/S/ SIMON SEGARS	Director	November 19, 2024
Simon Segars

/S/ ANJALI SUD	Director	November 19, 2024
Anjali Sud

/S/ AVADIS TEVANIAN, JR.	Director	November 19, 2024
Avadis Tevanian, Jr.