Form 10-Q
period 2024-12-27
Dolby Laboratories, Inc.
filed 2025-01-30
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On January 24, 2025, the registrant had 61,206,298 shares of Class A common stock, par value $0.001 per share, and 35,170,779 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended December 27, 2024

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 27, 2024	September 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$520,821	$482,047
Restricted cash	90,836	95,705
Accounts receivable, net of allowance for credit losses of $5,892 and $5,361	339,304	315,465
Contract assets, net of allowance for credit losses of $107 and $106	220,892	197,478
Inventories, net	31,833	33,728
Prepaid expenses and other current assets	82,113	69,994
Total current assets	1,285,799	1,194,417
Long-term investments	86,304	89,267
Property, plant, and equipment, net	476,113	479,109
Operating lease right-of-use assets	36,972	39,046
Intangible assets, net	421,242	434,514
Goodwill	520,419	533,208
Deferred taxes	227,021	219,758
Other non-current assets	104,732	120,609
Total assets	$3,158,602	$3,109,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,550	$17,380
Accrued liabilities	360,915	347,529
Income taxes payable	20,875	9,045
Contract liabilities	37,111	31,644
Operating lease liabilities	11,426	12,238
Total current liabilities	441,877	417,836
Non-current contract liabilities	32,481	34,593
Non-current operating lease liabilities	33,019	34,754
Other non-current liabilities	134,197	135,852
Total liabilities	641,574	623,035

Commitment and Contingencies (See Note 15)

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 61,193,222 shares issued and outstanding as of December 27, 2024 and 59,722,442 as of September 27, 2024	55	53
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 35,170,779 shares issued and outstanding as of December 27, 2024 and 35,670,779 as of September 27, 2024	40	41
Retained earnings	2,543,413	2,496,255
Accumulated other comprehensive loss	(35,542)	(19,187)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,507,966	2,477,162
Noncontrolling interest	9,062	9,731
Total stockholders’ equity	2,517,028	2,486,893
Total liabilities and stockholders’ equity	$3,158,602	$3,109,928
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended
	December 27, 2024	December 29, 2023
Revenue:
Licensing	$330,479	$293,767
Products and services	26,520	21,807
Total revenue	356,999	315,574

Cost of revenue:
Cost of licensing	21,110	15,736
Cost of products and services	19,664	16,324
Total cost of revenue	40,774	32,060

Gross profit	316,225	283,514

Operating expenses:
Research and development	66,638	67,033
Sales and marketing	94,399	79,003
General and administrative	70,092	65,166
Restructuring charges	5,216	6,091
Total operating expenses	236,345	217,293

Operating income	79,880	66,221

Other income/(expense):
Interest income/(expense), net	2,646	9,187
Other income, net	3,525	5,425
Total other income	6,171	14,612

Income before income taxes	86,051	80,833
Provision for income taxes	(17,981)	(13,252)
Net income including noncontrolling interest	68,070	67,581
Less: net income attributable to noncontrolling interest	(248)	(600)
Net income attributable to Dolby Laboratories, Inc.	$67,822	$66,981

Net income per share:
Basic	$0.71	$0.70
Diluted	$0.70	$0.69
Weighted-average shares outstanding:
Basic	95,615	95,376
Diluted	97,147	97,439

Related party rent expense:
Included in net income attributable to noncontrolling interest	$71	$71

Cash dividend declared per common share	$0.33	$0.30
Cash dividend paid per common share	$0.33	$0.30
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 27, 2024	December 29, 2023
Net income including noncontrolling interest	$68,070	$67,581
Other comprehensive income:
Currency translation adjustments gains/(losses), net of tax benefit/(expense) of $0 and $0	(15,165)	11,649
Unrealized gains on investments, net of tax benefit of $166 and $12	301	1,956
Unrealized gains/(losses) on cash flow hedges, net of tax expense of ($10) and ($684)	(1,668)	2,091
Total other comprehensive income/(loss), net of tax	(16,532)	15,696

Total comprehensive income	51,538	83,277
Less: comprehensive income attributable to noncontrolling interest	(71)	(740)
Comprehensive income attributable to Dolby Laboratories, Inc.	$51,467	$82,537
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of September 27, 2024	$94	$—	$2,496,255	$(19,187)	$2,477,162	$9,731	$2,486,893
Net income	—	—	67,822	—	67,822	248	68,070
Other comprehensive loss, net of tax	—	—	—	(16,355)	(16,355)	(177)	(16,532)
Distributions to noncontrolling interest	—	—	—	—	—	(740)	(740)
Stock-based compensation expense	—	36,070	—	—	36,070	—	36,070
Capitalized stock-based compensation expense	—	98	—	—	98	—	98
Repurchase of common stock	—	(25,901)	10,901	—	(15,000)	—	(15,000)
Cash dividends declared and paid on common stock	—	—	(31,548)	—	(31,548)	—	(31,548)
Common stock issued under employee stock plans	1	22,156	—	—	22,157	—	22,157
Tax withholdings on vesting of restricted stock	—	(32,423)	(17)	—	(32,440)	—	(32,440)
Balance as of December 27, 2024	$95	$—	$2,543,413	$(35,542)	$2,507,966	$9,062	$2,517,028

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of September 29, 2023	$94	$—	$2,391,990	$(36,984)	$2,355,100	$17,084	$2,372,184
Net income	—	—	66,981	—	66,981	600	67,581
Other comprehensive income, net of tax	—	—	—	15,556	15,556	140	15,696
Distributions to noncontrolling interest	—	—	—	—	—	(1,047)	(1,047)
Stock-based compensation expense	—	31,894	—	—	31,894	—	31,894
Capitalized stock-based compensation expense	—	95	—	—	95	—	95
Repurchase of common stock	(1)	(16,087)	(63,914)	—	(80,002)	—	(80,002)
Cash dividends declared and paid on common stock	—	—	(28,552)	—	(28,552)	—	(28,552)
Common stock issued under employee stock plans	1	18,300	—	—	18,301	—	18,301
Tax withholdings on vesting of restricted stock	—	(34,562)	—	—	(34,562)	—	(34,562)
Deconsolidation of subsidiary	—	—	677	—	677	(677)	—
Equity issued in connection with business combination	—	360	—	—	360	362	722
Balance as of December 29, 2023	$94	$—	$2,367,182	$(21,428)	$2,345,848	$16,462	$2,362,310

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 27, 2024	December 29, 2023
Operating activities:
Net income including noncontrolling interest	$68,070	$67,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,362	17,872
Stock-based compensation	36,070	31,894
Amortization of operating lease right-of-use assets	2,835	3,088
Amortization of premium on investments	—	(895)
Provision for/(benefit from) credit losses	730	(2,101)
Deferred income taxes	(7,307)	(5,397)
Other non-cash items affecting net income	(3,059)	(1,745)
Changes in operating assets and liabilities:
Accounts receivable, net	(24,647)	(28,935)
Contract assets, net	(23,416)	(35,400)
Inventories	1,340	(9,297)
Operating lease right-of-use assets	(2,487)	570
Prepaid expenses and other assets	16,867	5,866
Accounts payable and accrued liabilities	4,804	(31,993)
Income taxes, net	15,305	6,184
Contract liabilities	3,691	(1,116)
Operating lease liabilities	(798)	(4,264)
Other non-current liabilities	(3,581)	(3,503)
Net cash provided by operating activities	106,779	8,409

Investing activities:
Purchases of marketable securities	—	(35,753)
Proceeds from sales of marketable securities	—	1,226
Proceeds from maturities of marketable securities	—	41,259
Purchases of property, plant, and equipment	(6,779)	(6,099)
Business combinations, net of cash and restricted cash acquired, and other related payments	(1,362)	—
Net cash provided by/(used in) investing activities	(8,141)	633

Financing activities:
Proceeds from issuance of common stock	22,157	18,301
Repurchase of common stock	(15,000)	(80,002)
Payment of cash dividend	(31,548)	(28,552)
Distributions to noncontrolling interest	(740)	(1,047)
Shares repurchased for tax withholdings on vesting of restricted stock	(32,440)	(34,562)
Equity issued in connection with business combination	—	722
Net cash used in financing activities	(57,571)	(125,140)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(7,162)	6,790
Net increase/(decrease) in cash, cash equivalents, and restricted cash	33,905	(109,308)
Cash, cash equivalents, and restricted cash at beginning of period	577,752	817,966
Cash, cash equivalents, and restricted cash at end of period	$611,657	$708,658

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$10,611	$11,759

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$3,360	$1,073
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP, and with SEC rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with U.S. GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 27, 2024 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 27, 2024, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter ended December 27, 2024 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 26, 2025.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended December 27, 2024 and December 29, 2023. Our fiscal years ending September 26, 2025 (fiscal 2025) and September 27, 2024 (fiscal 2024) each consist of 52 weeks.

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
Recently Issued Accounting Standards
Standards Not Yet Effective
Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, among other expanded disclosures. This standard is effective for Dolby's annual period for fiscal 2025 and will be effective for interim periods beginning September 27, 2025, and will be applied retrospectively to all periods presented in the financial statements. We are currently in the process of evaluating the impact of the standard's adoption on our consolidated financial statements and related disclosures.
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
Income Statement. In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting — Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in notes to financial statements, including purchases of inventory, employee compensation, depreciation, amortization of intangible assets, and selling expenses. This standard will be effective for Dolby's annual period beginning September 25, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. We are currently in the process of evaluating the impact of the standard's adoption on our consolidated financial statements and related disclosures.

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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements within the following two quarters. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the first quarter of fiscal 2025, we recorded a favorable adjustment of approximately $17 million primarily related to shipments that occurred in the prior two quarters, and is largely based on actual royalty statements received from licensees and that differed from our estimates.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of December 27, 2024, we had $69.6 million of remaining performance obligations, 44% of which we expect to recognize as revenue in fiscal 2025, 23% in fiscal 2026, and the balance of 33% in fiscal years beyond 2026.
F.Disaggregation of Revenue

The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended
Revenue	December 27, 2024		December 29, 2023
Licensing	$330,479	93%	$293,767	93%
Products and services	26,520	7%	21,807	7%
Total revenue	$356,999	100%	$315,574	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended
Market	December 27, 2024		December 29, 2023
Broadcast	$115,762	35%	$112,416	38%
Mobile	61,524	19%	35,287	12%
CE	49,457	15%	53,220	18%
PC	31,256	9%	29,679	10%
Other	72,480	22%	63,165	22%
Total licensing revenue	$330,479	100%	$293,767	100%
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

	Fiscal Quarter Ended
Geographic Location	December 27, 2024		December 29, 2023
United States	$140,957	39%	$115,185	37%
International	216,042	61%	200,389	63%
Total revenue	$356,999	100%	$315,574	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance and deferred revenue that is typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our unaudited interim condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In the first quarter of fiscal 2025, we recognized $13.5 million from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	December 27, 2024	September 27, 2024	Change ($)	Change (%)
Accounts receivable, net	$339,304	$315,465	$23,839	8%
Contract assets, net	220,892	197,478	23,414	12%
Contract liabilities - current	37,111	31,644	5,467	17%
Contract liabilities - non-current	32,481	34,593	(2,112)	(6)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our unaudited interim condensed consolidated balance sheets as of December 27, 2024 and September 27, 2024 (in thousands).
Accounts Receivable and Contract Assets

	December 27, 2024	September 27, 2024
Trade accounts receivable	$158,666	$170,574
Accounts receivable from patent administration program licensees	186,530	150,252
Contract assets	220,999	197,584
Accounts receivable and contract assets, gross	566,195	518,410
Less: allowance for credit losses on accounts receivable and contract assets	(5,999)	(5,467)
Total accounts receivable and contract assets, net	$560,196	$512,943
Accounts receivable as of December 27, 2024 and September 27, 2024, respectively, includes unbilled accounts receivable balances of $175.0 million and $173.8 million, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via LA's unconditional right to consideration related to its patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to S&M and G&A	Additions/(Deductions)	Ending Balance
For fiscal year-to-date period ended:
September 27, 2024	$10,969	$(2,256)	$(1,877)	$6,836
December 27, 2024	6,836	730	(204)	7,362
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of December 27, 2024 and September 27, 2024.
Inventories

	December 27, 2024	September 27, 2024
Raw materials	$2,731	$3,079
Work in process	4,520	4,791
Finished goods	24,582	25,858
Total inventories	$31,833	$33,728
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our unaudited interim condensed consolidated balance sheets. We have included $10.7 million and $10.4 million of inventory within non-current assets as of December 27, 2024 and September 27, 2024, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

	December 27, 2024	September 27, 2024
Prepaid expenses	$32,041	$29,745
Other current assets	50,072	40,249
Total prepaid expenses and other current assets	$82,113	$69,994

Other current assets includes certain acquired assets valued at $26.7 million as part of the acquisition of GE Licensing (as defined below), which we plan to sell within the current fiscal year. Refer to Note 16, "Business Combinations" for more information.
Accrued Liabilities

	December 27, 2024	September 27, 2024
Amounts payable to patent administration program partners	$188,692	$156,472
Accrued compensation and benefits	68,223	97,179
Accrued professional fees	20,060	16,568
Unpaid property, plant, and equipment additions	17,722	17,055
Accrued customer refunds	3,451	2,988
Accrued market development funds	8,017	2,522
Other accrued liabilities	54,750	54,745
Total accrued liabilities	$360,915	$347,529
Other Non-Current Liabilities

	December 27, 2024	September 27, 2024
Supplemental retirement plan obligations	$5,215	$4,946
Non-current tax liabilities (1)	81,144	78,355
Other liabilities	47,838	52,551
Total other non-current liabilities	$134,197	$135,852
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
Our cash and cash equivalents consist of highly-liquid money market funds. Our cash and investment portfolio consisted of the following (in thousands):

	December 27, 2024
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$520,638	$—	$—	$520,638	$520,638	$—	$—
Cash equivalents:
Money market funds	183	—	—	183	183	—	—
Cash and cash equivalents	520,821	—	—	520,821	520,821	—	—

Long-term investments:
Other investments (1)	86,304	—	—	86,304	—	—	—
Long-term investments	86,304	—	—	86,304	—	—	—

Total cash, cash equivalents, and investments	$607,125	$—	$—	$607,125	$520,821	$—	$—

Investments held in supplemental retirement plan:
Assets	$5,313	$—	$—	$5,313	$5,313	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$5,313	$—	$—	$5,313	$5,313	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Liabilities: Included in other accrued liabilities	$—	$—	$1,845	$1,845	$—	$1,845	$—
(1)Other investments as of December 27, 2024 is primarily comprised of our equity method investment in Access Advance LLC ("Access Advance") of $80.9 million and an equity security without a readily determinable fair value, valued at $5.0 million. The equity method investment is assessed for impairment, if any, and adjusted for our proportionate share of the investee's net income or loss. Our share of the equity method investee's net income or loss is included in other income/(expense), net on the unaudited interim condensed consolidated statements of operations. Our share of the equity method investee's net income was $4.2 million in the first quarter of fiscal 2025 and was $3.3 million in the first quarter of fiscal 2024.

	September 27, 2024
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$482,047	$—	$—	482,047	$482,047	$—	$—
Cash and cash equivalents	482,047	—	—	482,047	482,047	—	—

Long-term investments:
Other investments (1)	89,267	—	—	89,267	—	—	76,000
Long-term investments	89,267	—	—	89,267	—	—	76,000

Total cash, cash equivalents, and investments	$571,314	$—	$—	$571,314	$482,047	$—	$76,000

Investments held in supplemental retirement plan:
Assets	$5,044	$—	$—	$5,044	$5,044	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$5,044	$—	$—	$5,044	$5,044	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$299	$—	$299	$—	$299	$—
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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. We had no securities that were in an unrealized loss position as of December 27, 2024 and September 27, 2024, respectively.

Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of December 27, 2024, which are recorded within cash equivalents in our unaudited interim condensed consolidated balance sheets (in thousands):

Range of maturity	Amortized Cost	Fair Value
Due within 1 year	$183	$183
Due in 1 to 2 years	—	—
Due in 2 to 5 years	—	—
Total	$183	$183

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations.
As of December 27, 2024 and September 27, 2024, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	December 27, 2024	September 27, 2024
Land	$41,935	$42,010
Buildings and building improvements	290,232	288,908
Leasehold improvements	84,234	86,613
Machinery and equipment	155,977	138,425
Computer equipment and software	241,451	240,930
Furniture and fixtures	31,236	31,581
Equipment provided under operating leases	229,222	244,327
Construction-in-progress	25,676	25,091
Property, plant, and equipment, gross	1,099,963	1,097,885
Less: accumulated depreciation	(623,850)	(618,776)
Property, plant, and equipment, net	$476,113	$479,109

7. Leases
As Lessee
As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the noncontrolling interests in our consolidated subsidiaries. The following table presents the maturity analysis of lease liabilities (in thousands):

December 27, 2024
Operating Leases
Remainder of Fiscal 2025	$10,810
Fiscal 2026	11,112
Fiscal 2027	8,401
Fiscal 2028	7,769
Fiscal 2029	6,334
Thereafter	9,201
Total undiscounted lease payments	53,627
Less: imputed interest	(9,182)
Total lease liabilities	$44,445
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

	Fiscal Quarter Ended
	December 27, 2024	December 29, 2023
Operating Lease Income
Variable operating lease income	$8,447	$6,315
Fixed operating lease income	958	812
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $0.5 million and $0.9 million as of December 27, 2024 and September 27, 2024, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.

The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	December 27, 2024
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2025	$300	$620
Fiscal 2026	932	220
Fiscal 2027	—	220
Fiscal 2028 and thereafter	—	220
Total undiscounted cash flows	$1,232	1,280
Less: Carrying value of lease receivables		(171)
Difference		$1,109

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance as of September 27, 2024	$533,208
Translation adjustments	(5,272)
Measurement period adjustments	(7,517)
Balance as of December 27, 2024	$520,419
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, and customer relationships and contracts. Intangible assets subject to amortization consisted of the following (in thousands):

	December 27, 2024			September 27, 2024
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$578,220	$(300,126)	$278,094	$579,768	$(293,389)	$286,379
Customer relationships	219,234	(76,348)	142,886	220,200	(72,374)	147,826
Other intangible assets	23,070	(22,808)	262	23,125	(22,816)	309
Total	$820,524	$(399,282)	$421,242	$823,093	$(388,579)	$434,514
There were no purchases of intangible assets during the first quarter of fiscal 2025 and during the first quarter of fiscal 2024.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations. Amortization expense was $11.7 million and $7.5 million in the first quarter of fiscal 2025 and 2024, respectively. As of December 27, 2024, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2025	$33,470
2026	44,268
2027	43,568
2028	41,531
2029	41,405
Thereafter	217,000
Total	$421,242

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of December 27, 2024, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of December 27, 2024, we had 61,193,222 shares of Class A common stock and 35,170,779 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
In valuing the PSOs, which are recognized as compensation cost, we used a Monte Carlo valuation model. Aside from the use of an expected term for the PSOs commensurate with their shorter contractual term, the nature of the valuation inputs used in the Monte Carlo valuation model were consistent with those used to value our non-performance based options granted under the 2020 Stock Plan. Compensation cost was amortized on a straight-line basis over the requisite service period.
As of December 27, 2024, an aggregate of 99,750 shares of PSOs were exercisable and outstanding.

The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding as of September 27, 2024	3,470	$69.04
Grants	327	77.91
Exercises	(279)	54.48
Options outstanding as of December 27, 2024	3,518	71.06	5.56	$34,878
Options vested and expected to vest as of December 27, 2024	3,346	70.82	5.44	34,788
Options exercisable as of December 27, 2024	2,624	$68.23	4.49	33,468
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on December 27, 2024 of $78.48 and excludes the impact of options that were not in-the-money.
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
The following table summarizes information on PSUs granted to our officers that have not vested as of December 27, 2024:

	Aggregate Shares Granted	Potential Shares at Vest Date (at 200% of Target)
December 15, 2022	90,613	181,226
December 15, 2023	77,283	154,566
December 16, 2024	92,971	185,942
On December 15, 2020, we granted PSUs to our executive officers for an aggregate of 66,138 shares, which vested in December 2023 at 80% of the target award amount. On December 15, 2021, we granted PSUs to our executive officers for an aggregate of 60,301 shares, which vested in December 2024 at 70% of the target award amount. As of December 27, 2024, PSUs which would vest for an aggregate of 255,589 shares at the target award amount (511,178 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of September 27, 2024	3,846	$80.33
Granted	1,750	74.61
Vested	(1,175)	82.56
Forfeitures	(91)	83.46
Non-vested as of December 27, 2024	4,330	$77.34
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended
	December 27, 2024	December 29, 2023
Expected term (in years)	4.89	4.86
Risk-free interest rate	4.3%	3.9%
Expected stock price volatility	29.5%	29.4%
Dividend yield	1.7%	1.4%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our unaudited interim condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended
	December 27, 2024	December 29, 2023
Compensation expense
Stock options	$1,750	$2,125
Restricted stock units (1) (2)	32,929	29,016
Employee stock purchase plan	1,391	753
Total stock-based compensation	36,070	31,894
Estimated benefit from income taxes	(5,702)	(4,999)
Total stock-based compensation, net of tax	$30,368	$26,895
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.1 million and $0.1 million of capitalized stock-based compensation related to internal-use software in the first quarter of fiscal 2025 and in the first quarter of fiscal 2024, respectively.
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended
	December 27, 2024	December 29, 2023
Compensation expense
Cost of products and services	$487	$410
Research and development	10,984	10,106
Sales and marketing	12,645	10,481
General and administrative	11,954	10,897
Total stock-based compensation	36,070	31,894
Estimated benefit from income taxes	(5,702)	(4,999)
Total stock-based compensation, net of tax	$30,368	$26,895
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the first quarters of fiscal 2025 and fiscal 2024.

Unrecognized Compensation Expense.    As of December 27, 2024, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $15.4 million, which is expected to be recognized over a weighted-average period of 3.0 years. As of December 27, 2024, total unrecognized compensation expense associated with RSUs expected to vest was approximately $272.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of December 27, 2024 (in thousands):

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
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be retired and returned to the status of authorized but unissued shares of Class A common stock. As of December 27, 2024, the remaining authorization to purchase additional shares was $386.6 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2025:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 27, 2024	186,322	$15,000	$80.51
Total	186,322	$15,000
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2025:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 27, 2024	November 19, 2024	December 3, 2024	December 10, 2024	$0.33	$31.5 million
Q2 - Quarter ended March 28, 2025	January 29, 2025	February 11, 2025	February 19, 2025	$0.33	$31.8 million	(1)
(1)The dividend payment amount for the dividend declared in the second quarter of fiscal 2025 is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our unaudited interim condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended December 27, 2024
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(83)	$—	$(19,104)	$(19,187)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	135	(1,734)	—	(1,599)
Foreign currency translation losses (1)	—	—	(14,988)	(14,988)
Income tax effect - benefit (3)	166	—	—	166
Net of tax	301	(1,734)	(14,988)	(16,421)
Amounts reclassified from AOCI into earnings:
Realized gains (2)	—	76	—	76
Income tax effect - expense (3)	—	(10)	—	(10)
Net of tax	—	66	—	66
Net current-period other comprehensive income/(loss)	301	(1,668)	(14,988)	(16,355)
Ending Balance	$218	$(1,668)	$(34,092)	$(35,542)

	Fiscal Quarter Ended December 29, 2023
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(2,858)	$(197)	$(33,929)	$(36,984)
Other comprehensive income before reclassifications:
Unrealized gains	2,011	2,587	—	4,598
Foreign currency translation gains (1)	—	—	11,509	11,509
Income tax effect - expense	—	(648)	—	(648)
Net of tax	2,011	1,939	11,509	15,459
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	(67)	188	—	121
Income tax effect - benefit/(expense) (3)	12	(36)	—	(24)
Net of tax	(55)	152	—	97
Net current-period other comprehensive income	1,956	2,091	11,509	15,556
Ending Balance	$(902)	$1,894	$(22,420)	$(21,428)
(1)The foreign currency translation losses during the first quarter of fiscal 2025 was primarily due to the strengthening of the U.S. dollar compared to foreign currencies, and the foreign currency translation gains during the first quarter of fiscal 2024 was primarily due to the strengthening of other foreign currencies as compared to the U.S. dollar.
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended
	December 27, 2024	December 29, 2023
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$67,822	$66,981

Denominator:
Weighted-average shares outstanding—basic	95,615	95,376
Potential common shares from options to purchase common stock	412	755
Potential common shares from restricted stock units	1,075	1,289
Potential common shares from employee stock purchase plan	45	19
Weighted-average shares outstanding—diluted	97,147	97,439

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.71	$0.70
Diluted	$0.70	$0.69

Antidilutive awards excluded from calculation:
Stock options	1,240	1,042
Restricted stock units	26	36
Employee stock purchase plan	4	95

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefits
As of December 27, 2024, the total amount of gross unrecognized tax benefits was $84.2 million, of which $57.5 million, if recognized, would reduce our effective tax rate. As of September 27, 2024, the total amount of gross unrecognized tax benefits was $81.6 million, of which $49.9 million, if recognized, would reduce our effective tax rate. The fiscal quarter ended December 27, 2024 increase was primarily due to current year reserves for transfer pricing and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our unaudited interim condensed consolidated balance sheets.

Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include both recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the first quarter of fiscal 2025 was 20.9% or a tax expense of $18.0 million and our effective tax rate in the first quarter of fiscal 2024 was 16.4% or a tax expense of $13.3 million. The increase in our effective tax rate was primarily due to lower tax benefits related to settlement of stock-based awards and the mix of earnings favoring jurisdictions with higher tax rates.
Compared to the Federal statutory rate of 21%, our effective tax rate for the first quarter of fiscal 2025 was materially the same.

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
Fiscal 2025 Restructuring Events. In November 2024, we initiated restructuring actions with the purpose of aligning our R&D resources, and to a lesser extent our S&M resources, on our highest strategic priorities. In connection with this plan, we recorded an expense in the first quarter of fiscal 2025 of $5.8 million in severance and other related benefits. The remaining components of this plan are expected to be completed by June 2025, resulting in an additional charge of approximately $5.0 million in severance and other termination benefits. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the fourth quarter of fiscal 2025. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2025. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
Fiscal 2024 Restructuring Events. In April 2024, we initiated restructuring actions with the purpose of focusing our resources on our highest strategic priorities. Cash payment of the severance and other termination benefits were substantially completed by the end of fiscal 2024.These activities resulted in gross pre-tax operating income savings of approximately $3 million in fiscal 2024 and are expected to result in savings of approximately $11 million within fiscal 2025. The impact of these estimated savings on our operating expenses have been and will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
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

The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs and adjustments	Total
Balance at September 29, 2023	$20,352	$—	$20,352
Restructuring charges	6,413	(29)	6,384
Cash payments and adjustments	(24,000)	29	(23,971)
Balance at September 27, 2024	2,765	—	2,765
Restructuring charges	5,216	—	5,216
Cash payments and adjustments	(1,119)	(80)	(1,199)
Balance at December 27, 2024	$6,862	$(80)	$6,782
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

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of December 27, 2024 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Thereafter	Total
Naming rights	$8,965	$13,472	$8,534	$8,642	$8,751	$26,923	$75,287
Purchase obligations	9,047	4,597	1,214	—	—	—	14,858
Donation commitments	14	183	153	153	153	586	1,242
Total	$18,026	$18,252	$9,901	$8,795	$8,904	$27,509	$91,387
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

16. Business Combinations
Fiscal 2025
There were no business combinations entered into during the first quarter of fiscal 2025.
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

Amount
Total amount paid for consideration	$444,882
Less: Noncontrolling interest in Via LA	(9,921)
Settlement of pre-existing relationship	(750)
Total consideration transferred for acquisition of GE Licensing	434,211
Less: Cash acquired	(2,232)
Total consideration, net of cash acquired	$431,979

We have accounted for the taxable transaction under the acquisition method of accounting for business combinations, and the results of operations of GE Licensing have been included in our consolidated statements of operations from the date of acquisition. Additionally, we have estimated the fair values of the net tangible and intangible assets acquired, and liabilities assumed as of the acquisition date, with any amounts paid in excess of the net assets recorded as goodwill. The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized, including potential changes to income tax-related accounts and certain assets held for sale. In the first quarter of fiscal 2025, we increased the estimated fair value of the assets held for sale by $8.4 million, reflecting the expected sale price of certain of those assets. We expect to finalize the valuation within the one year measurement period.
The following table summarizes the preliminary acquisition date fair values of the assets acquired and liabilities assumed (in thousands):

Recognized Identifiable Assets Acquired and Liabilities Assumed	Purchase Price Allocation (Preliminary)
Cash and cash equivalents	$2,232
Accounts receivable	20,171
Other current assets	9,636
Assets held for sale, current	26,679
Long-term investments	76,000
Intangible assets	274,197
Goodwill	73,201
Other non-current assets	3,503
Other current liabilities	(15,370)
Contingent liabilities	(14,199)
Other non-current liabilities	(21,839)
Purchase Consideration	$434,211
We acquired certain assets valued at $26.7 million as part of the acquisition which we plan to sell within the current fiscal year. These assets are classified as held for sale within prepaid expenses and other current assets on the consolidated balance sheets and are measured at fair value less cost to sell.

Goodwill is representative of our expectation of the benefits and synergies from the integration of GE Licensing operations and the associated assembled workforce, which does not qualify for separate recognition as an intangible asset. All of the goodwill recognized is expected to be deductible for income tax purposes.
The preliminary value of acquired intangibles was determined based on the present value of estimated future cash flows using the multi-period excess earnings method with inputs such as projected revenue attributable to licensors in the patent pools, revenue retention rate, maintenance sales and marketing expenses, income tax rate, post-tax returns for contributory assets, and discount rate.

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
OVERVIEW
Founded in 1965, we are in the business of improving entertainment experiences by inventing and innovating technologies that advance audio and video capture, transmission and playback. We enable highly compelling experiences in movies and TV shows, music, sports and more by meeting the needs of content creators, distributors and consumer electronics manufacturers. We have been at the forefront of multiple audio and video revolutions over the last sixty years including the transitions from mono to stereo then surround, analog to digital, and terrestrial broadcasting to streaming. Our strength and durability stem from our ability to combine our expertise in signal processing with our close relationships with artists and other industry experts to continually bring to the creative community technology that allows them to express themselves in new and compelling ways.
Dolby is synonymous with high quality entertainment from a consumer perspective and has become critical to makers of consumer electronic devices as our technology is an important component in the creation and delivery of audio and video content. While some of our technology represents relatively elemental functions like audio signal compression that enable playback, we also offer technology that is innovating in emerging categories including spatial audio and high contrast video. We derive the majority of our revenue from licensing audio and video technology to electronics manufacturers, and a lesser portion of our revenue by offering premium audio and video technologies to cinema exhibitors.

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
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts). Refer to Note 3 "Revenue Recognition" for further detail.

	Fiscal Quarter Ended
Revenue	December 27, 2024		December 29, 2023
Licensing	$330,479	93%	$293,767	93%
Products and services	26,520	7%	21,807	7%
Total revenue	$356,999	100%	$315,574	100%
LICENSING
The two primary components of our licensing business are Branded Technologies which include Branded Audio Codecs, Dolby Atmos & Dolby Vision, and Patents, which include Audio Patents and Imaging Patents.
We generated over 90% of our revenue in the first quarter of fiscal 2025 from agreements to license branded technology and patents that enable approximately 1,000 electronic device manufacturers to enhance the audio and visual capabilities of their products by incorporating our technology. As of December 27, 2024, we had approximately 28,000 issued patents relating to technologies, that are licensed to third parties and comprise a significant portion of our licensing revenue. We have approximately 1,600 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products that incorporate our technologies to inform consumers that they have met our quality specifications.
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
With respect to value, the advanced features of Dolby Atmos and Dolby Vision enhance the audio and video capabilities of our consumer electronics OEM partners' products and many of those partners can charge a premium for devices that include these technologies. Branded audio codecs can be implemented standalone but are necessary components for an effective Dolby Atmos implementation. Generally, the more technologies a customer licenses, the higher the total royalty per device.
Higher volumes generally equate to lower prices. This dynamic manifests at a market level for device families that represent significant volume. For example, in 2023, there were over one billion mobile devices, approximately 200 million TVs and, according to Wards Intelligence, an Auto Research firm, approximately 90 million cars sold. Accordingly, ARPU for cars is higher than ARPU for TVS, which is higher than ARPU for mobile phones.
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
We operate as licensors in patent pools administered by several patent pool administrators including Access Advance, Sisvel, Via LA and Vectis. We are a majority stockholder and licensor in Via LA, which we co-own with Philips and Mitsubishi. We hold a minority ownership interest in Access Advance. Patent pool administration fees are paid as a percentage of royalties collected for services rendered by the pool administrator such as royalty collection, allocation and compliance, financial reporting, and tax planning and preparation.
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
PRODUCTS AND SERVICES
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

END MARKETS
We generated 93% of our revenues in the first quarter of fiscal 2025 by licensing technology, our brand, and patents, primarily to device manufacturers. The following table presents the end market composition of revenue from our licensing business for all periods presented:

	Fiscal Quarter Ended
Market	December 27, 2024	December 29, 2023	Main Components of Each Category
Broadcast	35%	38%	Televisions and STBs
Mobile	19%	12%	Smartphones and Tablets
CE	15%	18%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	9%	10%	Windows and macOS operating systems and devices
Other	22%	22%	Dolby Cinema, Gaming consoles, Automotive, and Patent pool administrative fees
Total	100%	100%

MACROECONOMIC CONDITIONS
Our revenue can be impacted by macroeconomic conditions, including but not limited to, the financial health of our licensees, inflation, heightened interest rates, rising costs of material, increased shipping costs, international conflicts, labor disputes, reduced discretionary consumer spending, and reduced new product investment by our customers. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, the noted macroeconomic conditions and related uncertainty may negatively impact transaction cycles and our recovery of revenue associated with past unauthorized or unreported usage. The future implications of these macroeconomic conditions on our business, results of operations and overall financial position remain uncertain. We continue to monitor the evolving macroeconomic environment and the impact on our business. Further discussion of the potential impacts of these macroeconomic effects on our business can be found in Part II, Item 1A "Risk Factors."
LICENSING
The majority of our revenue is derived from two licensing models: Branded Technology Licensing, and Patent Licensing. While each has had successes, they share certain challenges. In particular, factors such as global supply constraints or device lifecycles may impact licensing revenue. Further, in certain countries, we and other IP owners face difficulties enforcing contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. Finally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures, and import or export licensing requirements. Further discussion of the potential impacts of the key challenges on our business can be found in Part II, Item 1A "Risk Factors."
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
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We work across our ecosystem of partners including creators, distributors and device manufacturers to increase the number of Dolby experiences that people can enjoy by enhancing content, including movies and TV, music and live sports, using Dolby branded technologies. Increased content in these areas increases our value proposition across our end markets. In movies and TV, thousands of movie titles and tens of thousands of TV episodes have been created and released in Dolby Atmos and/or Dolby Vision. Major streaming partners and services such as Netflix, Disney+, Apple TV+, Amazon, Max, Paramount+, and other streaming partners and services internationally, continue to enhance content in Dolby Vision and Dolby Atmos. In social media, Xiaohongshu, which goes by the name RedNote in the U.S., supports Dolby Vision.
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
In fiscal 2024, we completed the acquisition of GE Licensing, which will strengthen our position in existing programs, most notably the HEVC video program. The GE Licensing transaction also yielded an increased ownership interest in Access Advance, a patent pool administrator. Income from our ownership interest in Access Advance is reflected as other income, net, in our unaudited interim condensed consolidated statements of operations.
In the first quarter of fiscal 2025, Via LA launched a new voice codec patent pool initially comprised of five global licensors, including Dolby. The new pool covers voice technologies including Enhanced Voice Services (EVS) and Immersive Voice and Audio Services (IVAS). Via LA also announced that Huawei has already taken a license to the pool. More recently, in January 2025, Access Advance, in which we have a minority interest, announced the launch of its new Video Distribution Patent Pool.
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
Licensing End Markets.
The following are highlights from our first quarter of fiscal 2025 and key challenges related to Dolby's licensing businesses, by market.
Broadcast
Highlights: We have an established global presence and broad adoption of our branded audio and patent licensing technologies in broadcast services and devices, which primarily include TVs and STBs. We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. We have strong attach rates for Dolby Atmos and Dolby Vision with high end TVs and continue to grow adoption on mid-range TVs. Many partners continue to expand their support of the combined Dolby Vision and Dolby Atmos experience. In the first quarter of fiscal 2025, Amazon announced that the Fire TV Omni Mini-LED will support Dolby Atmos and Dolby Vision. At CES in January 2025, Hisense, TCL, Panasonic, Sharp, and RCA announced new TVs and TV-related devices that support our technologies. In the first quarter of fiscal 2025, TCL was added as a new HEVC video licensee.
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
Mobile
Highlights: We continue to promote adoption of our technologies across major mobile ecosystems, including Apple and Android. Our patent licensing technologies are adopted broadly throughout the mobile device ecosystem. Dolby Atmos and Dolby Vision are included throughout the Apple device line-up and in Apple TV+, and Dolby Atmos is included in Apple Music. Dolby Vision Capture has been supported on all iPhones since the iPhone 12 and the release of the iOS 18 unlocked support for higher frame rates. We have strong adoption of Dolby Atmos and our branded audio codecs across high-end Android mobile devices and are focused on growing our presence on low and mid-tier phones. An increasing number of Android device manufacturers have adopted Dolby Vision and Dolby Vision Capture on high end devices and we are focused on the opportunity to significantly increase our adoption. The breadth of mobile devices supporting Dolby technologies continues to increase globally. In the first quarter of fiscal 2025, smartphone manufacturer BLU Products took a license to Via LA’s AVC patent pool.
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
Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as wireless and smart speakers, soundbars, DMAs (devices that connect a computer to a home media system), and AVRs, through the inclusion of our branded audio codecs, and increasingly through the inclusion of Dolby Atmos and Dolby Vision. Our patent licensing technologies also have broad adoption in the home entertainment market. We continue to focus on expanding the availability of Dolby technologies to new devices. In the first quarter of fiscal 2025, Amazon launched their first Amazon soundbar, which supports our technologies. At CES in January 2025, Harman Kardon announced its new Enchant soundbar series, which supports Dolby Atmos, and Samsung's latest soundbars support Dolby Atmos as well.
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
Personal Computers
Highlights: DD+ enhances audio playback in Mac computers through the operating system with native support in the Safari browser, and Windows-based PCs through PC OEM implementations and native support in the Microsoft Edge browser. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of personal computers from partners such as Apple, Lenovo, Dell, Samsung, Microsoft and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming. In the first quarter of fiscal 2025, HP was added as a new HEVC video licensee. At CES in January 2025, ASUS, Dell, Lenovo, and Samsung announced a variety of new PC, laptop, and monitors across a range of consumer, gaming, and laptop supports, many of which support Dolby Vision and/or Dolby Atmos.
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
Other Markets
Highlights: We generate revenue from the automotive industry primarily through the adoption of Dolby Atmos in cars. At CES in January 2025, Pioneer, the biggest manufacturer of after-market car audio systems, demonstrated how Dolby Atmos could be used in an aftermarket solution using a 4-channel speaker system. We also demonstrated Dolby Vision in the car with Li Auto. Additionally, we announced partnerships with over 20 OEMs, and those OEM brands have over 60 models in market with Dolby Atmos. For example, one of our earliest partners, Mercedes, had over 15 models in market by the end 2024. Also at CES, Samsung Display is working with Dolby to pre tune its cutting edge OLED displays for autos to deliver Dolby Vision to more cars, and Texas Instruments announced that it would support Dolby Atmos in its new family of chips for automakers.

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
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with sites located in the U.S. and internationally. The breadth of movie content for Dolby Cinema continues to grow with films available in Dolby Atmos and Dolby Vision accounting for over 80% of U.S. Box Office revenue as of the end of the first quarter of fiscal 2025.
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
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the first quarter of fiscal 2025, there are over 8,300 Dolby Atmos screens installed or committed and over 3,800 Dolby Atmos theatrical titles have been announced or released.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the critical accounting policies from those included in our fiscal 2024 Annual Report on Form 10-K filed with the SEC, as per Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included therein.
RESULTS OF OPERATIONS
For each line item included on our unaudited interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the unaudited interim condensed consolidated financial statements for the quarters ended December 27, 2024 and December 29, 2023. Note that adjustments related to sales-based royalties that were misreported by licensees as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change
Licensing	December 27, 2024	December 29, 2023	$	%
Revenue	$330,479	$293,767	$36,712	12%
Percentage of total revenue	93%	93%
Cost of licensing	21,110	15,736	5,374	34%
Gross margin	309,369	278,031	31,338	11%
Gross margin percentage	94%	95%

	Fiscal Quarter Ended
Licensing Revenue By Market	December 27, 2024		December 29, 2023
Broadcast	$115,762	35%	$112,416	38%
Mobile	61,524	19%	35,287	12%
CE	49,457	15%	53,220	18%
PC	31,256	9%	29,679	10%
Other	72,480	22%	63,165	22%
Total licensing revenue	$330,479	100%	$293,767	100%

Q1 2025 vs. Q1 2024

Factor	Licensing Revenue		Gross Margin
Mobile	á	Higher revenue from our imaging patent programs and timing of minimum volume commitments in our audio patent programs	â	Higher revenue offset by higher amortization of acquired intangible assets
Other	á	Higher automotive revenue driven by adoption of Dolby Atmos and Dolby Vision and higher Dolby Cinema revenue due to higher box office receipts, partially offset by lower revenue from game consoles due to lower unit shipments and timing of minimum volume commitments
CE	â	Lower revenue primarily due to lower recoveries
Broadcast	á	Higher revenue primarily due to timing of Dolby Atmos and Dolby Vision minimum volume commitments and a higher true-up impacting foundational technologies, partially offset by lower recoveries and timing of minimum volume commitments in our audio patent programs
PC	á	Higher revenue from our imaging patent programs partially offset by lower unit shipments in our foundational technologies

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

	Fiscal Quarter Ended		Change
Products and Services	December 27, 2024	December 29, 2023	$	%
Revenue	$26,520	$21,807	$4,713	22%
Percentage of total revenue	7%	7%
Cost of products and services	19,664	16,324	3,340	20%
Gross margin	6,856	5,483	1,373	25%
Gross margin percentage	26%	25%
Q1 2025 vs. Q1 2024

Factor	Products and Services Revenue		Gross Margin
Products	á	Higher cinema product sales compared to prior year	â	Lower manufacturing earns compared to prior year
Services	á	Higher services revenue primarily driven by Dolby.io	á	Higher services revenue and lower Dolby Cinema services costs

Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change
	December 27, 2024	December 29, 2023	$	%
Research and development	$66,638	$67,033	$(395)	(1)%
Percentage of total revenue	19%	21%
Q1 2025 vs. Q1 2024

Category	Key Drivers
Research and Development	ßà	No significant fluctuations

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

	Fiscal Quarter Ended		Change
	December 27, 2024	December 29, 2023	$	%
Sales and marketing	$94,399	$79,003	$15,396	19%
Percentage of total revenue	26%	25%
Q1 2025 vs. Q1 2024

Category	Key Drivers
Legal, Professional, & Consulting	á	Higher costs of $5.3 million for legal support for compliance efforts and M&A activities
Compensation & Benefits	á	Higher costs of $2.6 million due to higher incentive compensation and acquired costs from recent business combinations activities
Stock-based Compensation	á	Higher costs of $2.2 million primarily due to higher RSU fair value of our December 2023 grants and lower forfeiture expense
Marketing Programs	á	Higher costs of $2.2 million primarily due to marketing efforts for growth initiatives and branding activities

General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation and amortization, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Quarter Ended		Change
	December 27, 2024	December 29, 2023	$	%
General and administrative	$70,092	$65,166	$4,926	8%
Percentage of total revenue	20%	21%
Q1 2025 vs. Q1 2024

Category	Key Drivers
Legal, Professional, and Contractors	á	Higher costs of $2.7 million in professional services primarily due to M&A and litigation activities, and higher acquisition-related labor costs
Credit Loss Expense	á	Higher costs of $2.8 million primarily due to credit loss benefit in the prior year

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

	Fiscal Quarter Ended		Change
	December 27, 2024	December 29, 2023	$	%
Restructuring charges	$5,216	$6,091	$(875)	(14)%
Percentage of total revenue	1%	2%
Fiscal 2025 Restructuring Events. In November 2024, we initiated restructuring actions with the purpose of aligning our R&D resources, and to a lesser extent our S&M resources, on our highest strategic priorities. In connection with this plan, we recorded an expense in the first quarter of fiscal 2025 of $5.8 million in severance and other related benefits. The remaining components of this plan are expected to be completed by June 2025, resulting in an additional charge of approximately $5.0 million in severance and other termination benefits. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the fourth quarter of fiscal 2025. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2025. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
Fiscal 2024 Restructuring Events. In April 2024, we initiated restructuring actions with the purpose of focusing our resources on our highest strategic priorities. Cash payment of the severance and other termination benefits were substantially completed by the end of fiscal 2024.These activities resulted in gross pre-tax operating income savings of approximately $3 million in fiscal 2024 and are expected to result in savings of approximately $11 million within fiscal 2025. The impact of these estimated savings on our operating expenses have been and will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
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

	Fiscal Quarter Ended		Change
	December 27, 2024	December 29, 2023	$	%
Other income	$6,171	$14,612	$(8,441)	(58)%
Percentage of total revenue	2%	5%

Q1 2025 vs. Q1 2024

Category	Key Drivers
Interest Income	â	Lower yields on lower invested cash balance
Other Income	â	Lower income due to lower foreign exchange gains

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

	Fiscal Quarter Ended
	December 27, 2024	December 29, 2023
Provision for income taxes	$(17,981)	$(13,252)
Effective tax rate	20.9%	16.4%
Q1 2025 vs. Q1 2024

Factor	Impact On Effective Tax Rate
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards
Foreign Operations	á	Lower benefit from earned income in lower tax jurisdictions

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION
Our principal sources of liquidity are cash, cash equivalents, and investments, as well as cash flows from operations. We also have additional access to liquidity under a revolving credit facility, as noted in our Current Report on Form 8-K filed with the SEC on November 19, 2024. We believe that these sources will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months.
As of December 27, 2024, we had cash and cash equivalents of $520.8 million, which consisted of cash. In addition, we had long-term investments of $86.3 million, which primarily consisted an equity method investment and an equity security without a readily determinable value.
The following table presents selected financial information as of December 27, 2024 and September 27, 2024 (in thousands):

	December 27, 2024	September 27, 2024
Cash and cash equivalents	$520,821	$482,047
Long-term investments	86,304	89,267
Accounts receivable, net	339,304	315,465
Accounts payable and accrued liabilities	372,465	364,909
Working capital	843,922	776,581
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

During fiscal 2024, we acquired 100% of the issued and outstanding equity interests of GE Intellectual Property Licensing, LLC and GE Technology Development, Inc., which, collectively with each of their subsidiaries, comprised General Electric’s intellectual property licensing business that primarily targeted the consumer digital media and electronics sectors. Our cash and cash equivalents, short-term and long-term investments declined significantly as result of this acquisition, but we increased our cash and cash equivalent balances in the first quarter of fiscal 2025 through normal operations.
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
Shareholder Return
We have returned cash to stockholders through both repurchases of Class A common stock under our repurchase program initiated in fiscal 2010 and our quarterly dividend program initiated in fiscal 2015. Refer to Note 9 "Stockholders' Equity and Stock-Based Compensation" to our unaudited interim condensed consolidated financial statements for a summary of dividend payments made under the program during the first quarter of fiscal 2025 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $2.9 billion of stock repurchases under the program.
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. In the first quarter of fiscal 2025, a quarterly dividend of $0.33 per share was paid on our Class A and Class B common stock to eligible stockholders of record.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the unaudited interim condensed consolidated statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).
Operating Activities

	Fiscal Quarter Ended
	December 27, 2024	December 29, 2023
Net cash provided by operating activities	$106,779	$8,409
Net cash provided by operating activities increased $98.4 million in the fiscal quarter ended December 27, 2024 as compared to the fiscal quarter ended December 29, 2023, primarily due to the following:

Factor	Impact On Cash Flows
Operating assets and liabilities	á	Higher inflows due to increased accounts payable and accrued liabilities, and decreased contract assets, prepaid expenses and other assets, and inventory
Investing Activities

	Fiscal Quarter Ended
	December 27, 2024	December 29, 2023
Net cash provided by/(used in) investing activities	$(8,141)	$633
Net cash provided by (used in) investing activities was $8.8 million lower in the fiscal quarter ended December 27, 2024 as compared to the fiscal quarter ended December 29, 2023, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds from Investments	â	Lower inflows from the sale and maturity of marketable investment securities
Purchase of Investments	á	Lower outflows from the purchase of marketable investment securities
Financing Activities

	Fiscal Quarter Ended
	December 27, 2024	December 29, 2023
Net cash used in financing activities	$(57,571)	$(125,140)
Net cash used in financing activities was $67.6 million lower in the fiscal quarter ended December 27, 2024 as compared to the fiscal quarter ended December 29, 2023, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	á	Lower outflows due to lower common stock repurchases in the current year
Contractual Obligations and Commitments
Since the end of our fiscal year ended September 27, 2024, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business. For additional details regarding our contractual obligations, see Note 7 "Leases" and Note 15 "Commitments and Contingencies" to our unaudited interim condensed consolidated financial statements.
In the first quarter of fiscal 2025, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of December 27, 2024, we had cash and cash equivalents of $520.8 million, which consisted of cash and highly-liquid money market funds. In addition, we had long-term investments of $86.3 million, which primarily consisted of an equity method investment and an equity security without a readily determinable value. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations.
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
The pre-tax gains or losses attributed to the effective portion of cash flow hedges recognized in AOCI was a $1.7 million loss in the first quarter of fiscal 2025 and was a $2.6 million gain in the first quarter of fiscal 2024.
The pre-tax effective portion of the gains reclassified to the unaudited interim condensed consolidated statements of operations was not material in the first quarter of fiscal 2025 and in the first quarter of fiscal 2024.
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

As of December 27, 2024 and September 27, 2024, the outstanding derivative instruments had maturities of equal to or less than 9 months, and the total notional amounts of outstanding contracts were $150.0 million and $111.7 million, respectively.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of December 27, 2024. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $1.2 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $1.2 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending December 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Customers
Our licensing business depends on the incorporation of our technologies into products and the sales of such products, which are, in large part, not within our control. Our licensing businesses depend on OEMs and other licensees to incorporate our technologies into their products. Our license agreements are typically non-exclusive, and frequently do not mandate use of our technologies. Our revenue will decline if our licensees choose not to incorporate our technologies into their products or if they sell fewer products incorporating our technologies.

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
•Evolving industry standards; and
•Technology and product obsolescence.
Our future success depends on our ability to enhance our technologies and products and to develop new technologies and products that address market needs in a timely manner, including the development of technologies and products that incorporate rapidly developing generative artificial intelligence and other artificial intelligence and machine learning technologies ("AI/ML"). Technology development is a complex, uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, acquire, market, or support new or enhanced technologies or products on a timely basis, if at all. If we are unable to develop technologies and related intellectual property that are accepted into technology standards, or are unable to do so at the same rate as other technology developers, our royalty share within patent pools that we participate in may decline.
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
Our revenue could decline if we are unable to maintain patent coverage for our technologies. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of December 27, 2024, we had approximately 28,000 issued patents in addition to approximately 6,000 pending patent applications in more than 100 jurisdictions throughout the world. Our currently issued patents expire at various times through December 2047. If we are unable to refresh our technology with new patented inventions or expand our patent portfolio, our revenue could decline. In addition to patents covering technology we license directly, if patents we license through patent pool arrangements expire or we are otherwise unable to maintain our share of pool royalties, then our revenue could be impacted. Additionally, if the patents licensed through a patent pool arrangement are deemed not to be valuable in the aggregate by the licensees of such patent pool, they may not renew their licenses, which could impact our revenue.
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
We face competition from other audio formats, imaging solutions, and integrated system offerings. We believe that the success we have had licensing our audio and imaging technologies is due, in part, to the high quality of the solutions that our technologies provide, our success in fostering content and device ecosystems, and to the strength of our brand. However, both free and proprietary sound and imaging technologies are becoming increasingly prevalent, and we expect competitors to continue to enter these fields with other offerings. Furthermore, to the extent that customers perceive our competitors’ products as providing the same or similar advantages as our technologies at a lower or comparable price, there is a risk that these customers may treat sound and video encoding technologies as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. For example, we face competition with respect to our HDR imaging technology, Dolby Vision, and there can be no assurance that additional consumers will adopt Dolby Vision in the near future, or at all, or that we will maintain our existing customers.
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
•Device manufacturers; and
•Standards-setting organizations and other participants in the development of industry standards.
Industry relationships have historically played an important role in the markets that we serve, particularly in the entertainment market. For example, sales of our products and services are particularly dependent upon our relationships with major film studios and broadcasters, and licensing of our technologies is particularly dependent upon our relationships with system licensees and IC manufacturers. Industry relationships also play an important role in other markets we serve; for instance, our relationships with companies building real-time digital experiences support the adoption of Dolby.io solutions. If we fail to maintain and strengthen our industry relationships, industry participants may be less likely to purchase and use our technologies, products, and services, create content incorporating our technologies, or develop standards that incorporate our technologies.

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
LEGAL AND REGULATORY COMPLIANCE
Conducting business internationally presents a number of risks to our business, including trade restrictions and changing, unpredictable, and/or inconsistent laws in the jurisdictions in which we operate. We are dependent on international sales for a substantial amount of our total revenue. Approximately 61% and 63% of our revenue was derived outside of the U.S. in the fiscal quarters ended December 27, 2024 and December 29, 2023, respectively. We are subject to a number of risks related to conducting business internationally, including:
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
In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the FCPA and U.S. export controls. Although we implement policies and procedures designed to ensure compliance with the FCPA and U.S. export controls, such measures can not guarantee that all of our employees, distributors, dealers, and agents will not take actions in violation of our policies or these regulations, which could subject us to criminal or civil penalties as well as potential stockholder litigation.
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
In addition, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has made changes to many long-standing transfer pricing and cross-border taxation rules that affect our operations. The OECD has introduced a framework to implement a 15% global minimum corporate tax, referred to as Pillar 2 or the minimum tax directive. The minimum tax directive has been adopted by the EU for implementation by its Member States into national legislation, several foreign jurisdictions, and may be adopted by other jurisdictions, including the U.S. Further, the OECD, European Commission, EU Member States and other individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, it is possible that these law changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
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

STOCK-RELATED ISSUES
The Dolby family has control over stockholder decisions as a result of the control of a majority of the voting power of our outstanding common stock by them and their affiliates. At December 27, 2024, the Dolby family and their affiliates owned 286,843 shares of our Class A common stock and 35,097,733 shares of our Class B common stock. As of December 27, 2024, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.1% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
There are risks associated with our dividend program. In October 2014, we announced a quarterly cash dividend program for our stockholders that was initiated by our Board of Directors. Although we anticipate paying regular quarterly dividends for the foreseeable future, we are not obligated to, and cannot provide assurance that we will, continue to pay dividends. Dividend declarations are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of our stockholders. The dividend policy may be changed or canceled at the discretion of the Board of Directors at any time. If we do not pay dividends, the market price of our Class A common stock must appreciate for investors to realize a gain on their investment. This appreciation may not occur and our Class A common stock may in fact depreciate in value.
GENERAL RISK FACTORS
Macroeconomic conditions, including inflation, elevated interest rates, and supply chain constraints have impacted and may continue to impact the markets we serve and our business and results of operations. Our revenue and operations and the markets we serve have been, and may continue to be, impacted by macroeconomic conditions, including but not limited to, inflation, elevated interest rates, supply chain constraints, increased shipping costs, international conflicts, reduced discretionary consumer spending, and reduced new product investment by our customers caused by elevated interest rates and lower demand. The current macroeconomic environment has negatively impacted, and may continue to negatively impact, many of our licensees and that directly impacts, and may continue to impact, our financial results. The impacts of the current macroeconomic environment on our partners have resulted in, and may continue to cause, the disruption of consumer products' supply chains, shortages of certain semiconductor components, and delays in shipments, product development, and product launches. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, we may be negatively impacted by delays in transaction cycles and our recoveries efforts due to the noted macroeconomic conditions and related uncertainty. The future implications of these macroeconomic conditions on our business, the markets we serve, results of operations and overall financial position remain uncertain.
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
Maintaining a credit facility and future debt obligations could adversely affect our business and financial condition. We maintain a revolving credit facility (the “Credit Facility”) with Bank of America, N.A. which is currently undrawn. The Credit Facility provides us with an additional source of capital and liquidity, but maintaining a debt facility inevitably presents certain risks. We are subject to certain covenants and other obligations under the Credit Facility, such as maintaining a required gross leverage ratio, avoiding certain liens and paying commitment fees. Our failure to comply with these covenants could result in the declaration of an event of default and cause us to be unable to borrow under the Credit Facility or result in the acceleration of the maturity of any indebtedness thereunder. In the event we draw on the Credit Facility, our debt obligations could adversely impact us by, for example, requiring us to use a large portion of our cash flow to service the debt, which would reduce the amount of cash flow available to fund working capital, capital expenditures, and other business activities. Borrowing under the Credit Facility would also increase our exposure to interest rate risk from variable rate indebtedness.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million, $200.0 million, $350.0 million, $350.0 million, $350.0 million, $250.0 million, $350.0 million, and $350.0 million as announced on July 29, 2010, August 4, 2011, February 8, 2012, October 23, 2014, January 25, 2017, July 25, 2018, August 1, 2019, July 29, 2021, February 3, 2022, August 9, 2022, and August 7, 2024 respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate.
The following table provides information regarding our share repurchases made under the program during the first quarter of fiscal 2025:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
September 28, 2024 - October 25, 2024	—	$—	—	$401.6 million
October 26, 2024 - November 22, 2024	92,993	$80.57	92,993	$394.1 million
November 23, 2024 - December 27, 2024	93,329	$80.45	93,329	$386.6 million
Total	186,322		186,322
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program as of the end of the applicable period and excludes commission costs.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ending December 27, 2024, no director or officer, as defined in Rule 16a-1(f), adopted and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith

10.1*	2025 Dolby Executive Bonus Plan	Form 8-K	001-32431	November 15, 2024
10.2	Credit Agreement, dated as of November 14, 2024, among Dolby Laboratories, Inc., certain subsidiaries of Dolby Laboratories, Inc. party thereto, as guarantors, and Bank of America, N.A. as the Lender	Form 8-K	001-32431	November 19, 2024
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*     Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: January 30, 2025

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)