Form 10-Q
period 2025-03-28
Dolby Laboratories, Inc.
filed 2025-05-01
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On April 25, 2025, the registrant had 61,405,584 shares of Class A common stock, par value $0.001 per share, and 34,660,604 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended March 28, 2025

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income (Loss)
API	Application Programming Interface
APIC	Additional Paid In-Capital
ARPU	Average Revenue Per Unit
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVC	Advanced Video Coding
AVR	Audio/Video Receiver
CE	Consumer Electronics
CES	Consumer Electronics Show
CODM	Chief Operating Decision Maker
COSO	Committee Of Sponsoring Organizations (Of The Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General and Administrative
HDR	High-Dynamic Range
HE-AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
IC	Integrated Circuit
IBR	Incremental Borrowing Rate
IP	Intellectual Property
LP	Limited Partner/Partnership
NOL	Net Operating Loss
OECD	Organization For Economic Co-Operation & Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PLF	Premium Large Format
PP&E	Property, Plant, and Equipment
PSO	Performance-Based Stock Option
PSU	Performance-Based Restricted Stock Unit
R&D	Research and Development
ROU	Right-Of-Use
RSU	Restricted Stock Unit
S&M	Sales and Marketing
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
STB	Set-Top Box
TSR	Total Stockholder Return
U.S. GAAP	Generally Accepted Accounting Principles In The United States
VVC	Versatile Video Coding

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 28, 2025	September 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$626,551	$482,047
Restricted cash	123,791	95,705
Accounts receivable, net of allowance for credit losses of $6,523 and $5,361	314,114	315,465
Contract assets, net of allowance for credit losses of $96 and $106	230,352	197,478
Inventories, net	34,594	33,728
Prepaid expenses and other current assets	59,878	69,994
Total current assets	1,389,280	1,194,417
Long-term investments	73,757	89,267
Property, plant, and equipment, net	472,663	479,109
Operating lease right-of-use assets	34,086	39,046
Intangible assets, net	412,059	434,514
Goodwill	525,024	533,208
Deferred taxes	223,410	219,758
Other non-current assets	98,757	120,609
Total assets	$3,229,036	$3,109,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,288	$17,380
Accrued liabilities	376,498	347,529
Income taxes payable	13,309	9,045
Contract liabilities	39,615	31,644
Operating lease liabilities	10,775	12,238
Total current liabilities	457,485	417,836
Non-current contract liabilities	29,664	34,593
Non-current operating lease liabilities	29,656	34,754
Other non-current liabilities	129,212	135,852
Total liabilities	646,017	623,035

Commitments and Contingencies (See Note 15)

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 61,399,034 shares issued and outstanding as of March 28, 2025 and 59,722,442 as of September 27, 2024	55	53
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 34,660,604 shares issued and outstanding as of March 28, 2025 and 35,670,779 as of September 27, 2024	40	41
Retained earnings	2,601,552	2,496,255
Accumulated other comprehensive loss	(27,978)	(19,187)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,573,669	2,477,162
Noncontrolling interest	9,350	9,731
Total stockholders’ equity	2,583,019	2,486,893
Total liabilities and stockholders’ equity	$3,229,036	$3,109,928
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenue:
Licensing	$346,006	$338,240	$676,485	$632,007
Products and services	23,555	26,283	50,075	48,090
Total revenue	369,561	364,523	726,560	680,097

Cost of revenue:
Cost of licensing	19,685	15,318	40,795	31,054
Cost of products and services	16,152	23,459	35,816	39,783
Total cost of revenue	35,837	38,777	76,611	70,837

Gross profit	333,724	325,746	649,949	609,260

Operating expenses:
Research and development	61,707	62,493	128,345	129,526
Sales and marketing	89,629	90,038	184,028	169,041
General and administrative	70,415	66,742	140,507	131,908
Restructuring charges/(credits)	4,210	(2,495)	9,426	3,596
Total operating expenses	225,961	216,778	462,306	434,071

Operating income	107,763	108,968	187,643	175,189

Other income/(expense):
Interest income/(expense), net	3,559	8,597	6,205	17,784
Other income, net	8,928	4,183	12,453	9,608
Total other income	12,487	12,780	18,658	27,392

Income before income taxes	120,250	121,748	206,301	202,581
Provision for income taxes	(28,024)	(23,534)	(46,005)	(36,786)
Net income including noncontrolling interest	92,226	98,214	160,296	165,795
Less: net income attributable to noncontrolling interest	(433)	(384)	(681)	(984)
Net income attributable to Dolby Laboratories, Inc.	$91,793	$97,830	$159,615	$164,811

Net income per share:
Basic	$0.95	$1.02	$1.66	$1.72
Diluted	$0.94	$1.01	$1.64	$1.69
Weighted-average shares outstanding:
Basic	96,329	95,718	95,972	95,547
Diluted	97,471	96,856	97,581	97,397

Related party rent expense:
Included in net income attributable to noncontrolling interest	$71	$71	$142	$142

Cash dividend declared per common share	$0.33	$0.30	$0.66	$0.60
Cash dividend paid per common share	$0.33	$0.30	$0.66	$0.60
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net income including noncontrolling interest	$92,226	$98,214	$160,296	$165,795
Other comprehensive income/(loss):
Currency translation adjustments gains/(losses), net of tax benefit/(expense) of $0, $0, $0, and $0	6,575	(6,265)	(8,590)	5,384
Unrealized gains/(losses) on investments, net of tax benefit/(expense) of ($166), ($8), $0, and $4	(309)	(184)	(8)	1,772
Unrealized gains/(losses) on cash flow hedges, net of tax benefit/(expense) of $89, $332, $79, and ($352)	1,394	(1,252)	(274)	839
Total other comprehensive income/(loss), net of tax	7,660	(7,701)	(8,872)	7,995

Total comprehensive income	99,886	90,513	151,424	173,790
Less: comprehensive income attributable to noncontrolling interest	(529)	(323)	(600)	(1,063)
Comprehensive income attributable to Dolby Laboratories, Inc.	$99,357	$90,190	$150,824	$172,727
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of December 27, 2024	$95	$—	$2,543,413	$(35,542)	$2,507,966	$9,062	$2,517,028
Net income	—	—	91,793	—	91,793	433	92,226
Other comprehensive income, net of tax	—	—	—	7,564	7,564	96	7,660
Distributions to noncontrolling interest	—	—	—	—	—	(241)	(241)
Stock-based compensation expense	—	30,664	—	—	30,664	—	30,664
Capitalized stock-based compensation expense	—	53	—	—	53	—	53
Repurchase of common stock	(1)	(33,173)	(1,825)	—	(34,999)	—	(34,999)
Cash dividends declared and paid on common stock	—	—	(31,829)	—	(31,829)	—	(31,829)
Common stock issued under employee stock plans	1	3,966	—	—	3,967	—	3,967
Tax withholdings on vesting of restricted stock	—	(1,510)	—	—	(1,510)	—	(1,510)
Balance as of March 28, 2025	$95	$—	$2,601,552	$(27,978)	$2,573,669	$9,350	$2,583,019

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of September 27, 2024	$94	$—	$2,496,255	$(19,187)	$2,477,162	$9,731	$2,486,893
Net income	—	—	159,615	—	159,615	681	160,296
Other comprehensive loss, net of tax	—	—	—	(8,791)	(8,791)	(81)	(8,872)
Distributions to noncontrolling interest	—	—	—	—	—	(981)	(981)
Stock-based compensation expense	—	66,734	—	—	66,734	—	66,734
Capitalized stock-based compensation expense	—	151	—	—	151	—	151
Repurchase of common stock	(1)	(59,074)	9,076	—	(49,999)	—	(49,999)
Cash dividends declared and paid on common stock	—	—	(63,377)	—	(63,377)	—	(63,377)
Common stock issued under employee stock plans	2	26,122	—	—	26,124	—	26,124
Tax withholdings on vesting of restricted stock	—	(33,933)	(17)	—	(33,950)	—	(33,950)
Balance as of March 28, 2025	$95	$—	$2,601,552	$(27,978)	$2,573,669	$9,350	$2,583,019

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of December 29, 2023	$94	$—	$2,367,182	$(21,428)	$2,345,848	$16,462	$2,362,310
Net income	—	—	97,830	—	97,830	384	98,214
Other comprehensive loss, net of tax	—	—	—	(7,640)	(7,640)	(61)	(7,701)
Stock-based compensation expense	—	28,915	—	—	28,915	—	28,915
Capitalized stock-based compensation expense	—	110	—	—	110	—	110
Repurchase of common stock	—	(38,577)	13,580	—	(24,997)	—	(24,997)
Cash dividends declared and paid on common stock	—	—	(28,716)	—	(28,716)	—	(28,716)
Common stock issued under employee stock plans	—	11,044	—	—	11,044	—	11,044
Tax withholdings on vesting of restricted stock	—	(1,492)	—	—	(1,492)	—	(1,492)
Balance as of March 29, 2024	$94	$—	$2,449,876	$(29,068)	$2,420,902	$16,785	$2,437,687

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of September 29, 2023	$94	$—	$2,391,990	$(36,984)	$2,355,100	$17,084	$2,372,184
Net income	—	—	164,811	—	164,811	984	165,795
Other comprehensive income, net of tax	—	—	—	7,916	7,916	79	7,995
Distributions to noncontrolling interest	—	—	—	—	—	(1,047)	(1,047)
Stock-based compensation expense	—	60,809	—	—	60,809	—	60,809
Capitalized stock-based compensation expense	—	205	—	—	205	—	205
Repurchase of common stock	(1)	(54,664)	(50,334)	—	(104,999)	—	(104,999)
Cash dividends declared and paid on common stock	—	—	(57,268)	—	(57,268)	—	(57,268)
Common stock issued under employee stock plans	1	29,344	—	—	29,345	—	29,345
Tax withholdings on vesting of restricted stock	—	(36,054)	—	—	(36,054)	—	(36,054)
Deconsolidation of subsidiary	—	—	677	—	677	(677)	—
Equity issued in connection with business combination	—	360	—	—	360	362	722
Balance as of March 29, 2024	$94	$—	$2,449,876	$(29,068)	$2,420,902	$16,785	$2,437,687
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	March 28, 2025	March 29, 2024
Operating activities:
Net income including noncontrolling interest	$160,296	$165,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,899	35,890
Stock-based compensation	66,734	60,809
Amortization of operating lease right-of-use assets	5,725	5,847
Amortization of premium on investments	—	(1,757)
Provision for/(benefit from) credit losses	1,967	(1,454)
Deferred income taxes	(3,741)	(6,779)
Other non-cash items affecting net income	(13,844)	(2,500)
Changes in operating assets and liabilities:
Accounts receivable, net	(420)	(18,509)
Contract assets, net	(32,864)	(61,008)
Inventories	(1,155)	(7,836)
Operating lease right-of-use assets	(1,608)	(7,848)
Prepaid expenses and other assets	38,653	33,527
Accounts payable and accrued liabilities	27,267	3,923
Income taxes, net	5,906	5,215
Contract liabilities	3,282	2,651
Operating lease liabilities	(5,682)	1,028
Other non-current liabilities	(12,739)	(17,176)
Net cash provided by operating activities	281,676	189,818

Investing activities:
Purchases of marketable securities	—	(104,135)
Proceeds from sales of marketable securities	15,911	4,451
Proceeds from maturities of marketable securities	—	97,459
Proceeds from sale of assets held for sale	16,881	—
Purchases of property, plant, and equipment	(13,676)	(15,015)
Business combinations, net of cash and restricted cash acquired, and other related payments	(1,362)	—
Net cash provided by/(used in) investing activities	17,754	(17,240)

Financing activities:
Proceeds from issuance of common stock	26,124	29,345
Repurchase of common stock	(49,999)	(104,999)
Payment of excise tax on repurchase of common stock	(261)	—
Payment of cash dividend	(63,377)	(57,268)
Distributions to noncontrolling interest	(981)	(1,047)
Shares repurchased for tax withholdings on vesting of restricted stock	(33,950)	(36,054)
Equity issued in connection with business combination	—	722
Net cash used in financing activities	(122,444)	(169,301)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(4,396)	3,113
Net increase in cash, cash equivalents, and restricted cash	172,590	6,390
Cash, cash equivalents, and restricted cash at beginning of period	577,752	817,966
Cash, cash equivalents, and restricted cash at end of period	$750,342	$824,356

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$43,554	$38,582

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$2,399	$7,957
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
The results for the fiscal quarter and fiscal year-to-date period ended March 28, 2025 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 26, 2025.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended March 28, 2025 and March 29, 2024. Our fiscal years ending September 26, 2025 (fiscal 2025) and September 27, 2024 (fiscal 2024) each consist of 52 weeks.

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
The majority of our licensing revenue is generated from customers outside of the United States ("U.S."). We manage the credit risk posed by non-U.S. customers by performing regular evaluations of the creditworthiness of our licensing customers and recognize revenue in accordance with U.S. GAAP.
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
Income Statement. In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in notes to financial statements, including purchases of inventory, employee compensation, depreciation, amortization of intangible assets, and selling expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. This standard will be effective for Dolby's annual period beginning September 25, 2027 and interim periods beginning September 30, 2028, with early adoption permitted. We are currently in the process of evaluating the impact of the standard's adoption on our consolidated financial statements and related disclosures.

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
A. Identification of the Contract or Contracts with Customers

We generally determine that a contract with a customer exists upon the execution of an agreement and after consideration of collectability, which could include an evaluation of the customer's payment history, the existence of a standby letter of credit between the customer’s financial institution and our financial institution, public financial information, and other factors. At contract inception, we also evaluate whether two or more non-standard agreements with a customer should be combined and accounted for as a single contract.
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
•Services.   We provide various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training, mixing room alignment, equalization, as well as audio, color and light image calibration. We also offer solutions through our platform Dolby OptiView (previously named Dolby.io) to companies building real-time digital experiences that increase audience engagement. Our solution provides the capability to stream high-quality audiovisual content in ultra-low latency, which reduces the delay between the action and the viewer.
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
C. Determination of Transaction Price for Performance Obligations in a Contract
After identifying the distinct performance obligations, we determine the transaction price in accordance with the terms of the underlying executed contract which may include variable consideration such as discounts, rebates, refunds, rights of returns, and incentives. We assess and update, if necessary, the amount of variable consideration to which we are entitled for each reporting period. At the end of each reporting period, we estimate and accrue a liability for returns and adjustments as a reduction to revenue based on several factors, including past return history.
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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements within the following two quarters. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the second quarter of fiscal 2025, we recorded a favorable adjustment of approximately $1 million, primarily related to shipments that occurred in the prior two quarters, and is largely based on actual royalty statements received from licensees that differed from our estimates.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of March 28, 2025, we had $69.3 million of remaining performance obligations, 38% of which we expect to recognize as revenue in fiscal 2025, 28% in fiscal 2026, and the balance of 34% in fiscal years beyond 2026.
F.Disaggregation of Revenue

The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	March 28, 2025		March 29, 2024		March 28, 2025		March 29, 2024
Licensing	$346,006	94%	$338,240	93%	$676,485	93%	$632,007	93%
Products and services	23,555	6%	26,283	7%	50,075	7%	48,090	7%
Total revenue	$369,561	100%	$364,523	100%	$726,560	100%	$680,097	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	March 28, 2025		March 29, 2024		March 28, 2025		March 29, 2024
Broadcast	$94,249	27%	$105,480	31%	$210,011	31%	$217,896	34%
Mobile	100,123	29%	88,690	26%	161,647	24%	123,977	20%
CE	38,140	11%	42,221	12%	87,597	13%	95,441	15%
PC	58,402	17%	49,938	15%	89,658	13%	79,617	13%
Other	55,092	16%	51,911	16%	127,572	19%	115,076	18%
Total licensing revenue	$346,006	100%	$338,240	100%	$676,485	100%	$632,007	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Geographic Location	March 28, 2025		March 29, 2024		March 28, 2025		March 29, 2024
United States	$161,537	44%	$146,638	40%	$302,494	42%	$261,823	38%
International	208,024	56%	217,885	60%	424,066	58%	418,274	62%
Total revenue	$369,561	100%	$364,523	100%	$726,560	100%	$680,097	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance, typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our unaudited interim condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. We recognized $7.5 million in the second quarter of fiscal 2025 and $21.0 million in the fiscal year-to-date period ended March 28, 2025 from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	March 28, 2025	September 27, 2024	Change ($)	Change (%)
Accounts receivable, net	$314,114	$315,465	$(1,351)	—%
Contract assets, net	230,352	197,478	32,874	17%
Contract liabilities - current	39,615	31,644	7,971	25%
Contract liabilities - non-current	29,664	34,593	(4,929)	(14)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our unaudited interim condensed consolidated balance sheets as of March 28, 2025 and September 27, 2024 (in thousands).
Accounts Receivable and Contract Assets

	March 28, 2025	September 27, 2024
Trade accounts receivable	$178,661	$170,574
Accounts receivable from patent administration program licensees	141,976	150,252
Contract assets	230,448	197,584
Accounts receivable and contract assets, gross	551,085	518,410
Less: allowance for credit losses on accounts receivable and contract assets	(6,619)	(5,467)
Total accounts receivable and contract assets, net	$544,466	$512,943
Accounts receivable as of March 28, 2025 and September 27, 2024, respectively, includes unbilled accounts receivable balances of $148.2 million and $173.8 million, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via LA's unconditional right to consideration related to its patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to S&M and G&A	Deductions	Ending Balance
For fiscal year-to-date period ended:
September 27, 2024	$10,969	$(2,256)	$(1,877)	$6,836
March 28, 2025	6,836	1,967	(828)	7,975
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of March 28, 2025 and September 27, 2024.
Inventories

	March 28, 2025	September 27, 2024
Raw materials	$6,872	$3,079
Work in process	4,616	4,791
Finished goods	23,106	25,858
Total inventories	$34,594	$33,728
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our unaudited interim condensed consolidated balance sheets. We have included $11.1 million and $10.4 million of inventory within non-current assets as of March 28, 2025 and September 27, 2024, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

	March 28, 2025	September 27, 2024
Prepaid expenses	$32,333	$29,745
Other current assets	27,545	40,249
Total prepaid expenses and other current assets	$59,878	$69,994

Other current assets includes certain assets that are classified as held for sale valued at $24.5 million as of September 27, 2024. In the second quarter of fiscal year 2025, we sold $15.8 million of the assets classified as held for sale. $8.7 million of assets classified as held for sale remain, which we plan to sell within the current fiscal year. Refer to Note 16, "Business Combinations" for more information.
Accrued Liabilities

	March 28, 2025	September 27, 2024
Amounts payable to patent administration program partners	$198,800	$156,472
Accrued compensation and benefits	83,143	97,179
Accrued professional fees	20,022	16,568
Unpaid property, plant, and equipment additions	13,020	17,055
Accrued customer refunds	2,032	2,988
Accrued market development funds	10,554	2,522
Other accrued liabilities	48,927	54,745
Total accrued liabilities	$376,498	$347,529
Other Non-Current Liabilities

	March 28, 2025	September 27, 2024
Supplemental retirement plan obligations	$4,932	$4,946
Non-current tax liabilities (1)	85,508	78,355
Other liabilities	38,772	52,551
Total other non-current liabilities	$129,212	$135,852
(1)        Refer to Note 12 "Income Taxes" for additional information related to our tax liabilities.

5. Investments and Fair Value Measurements
In general, we use cash holdings to purchase investment-grade securities diversified among security types, industries, and issuers. With the exception of our mutual fund investments held in our SERP and classified as trading securities and our other long-term investments, all of our investments are classified as AFS securities. Derivative contracts are used to hedge currency risk, and these are carried at fair value and classified as other current assets and accrued liabilities in the unaudited interim condensed consolidated balance sheets.
Our cash and cash equivalents consist of highly-liquid money market funds. Our cash and investment portfolio consisted of the following (in thousands):

	March 28, 2025
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$625,993	$—	$—	$625,993	$625,993	$—	$—
Cash equivalents:
Money market funds	558	—	—	558	558	—	—
Cash and cash equivalents	626,551	—	—	626,551	626,551	—	—

Long-term investments:
Other investments (1)	73,757	—	—	73,757	—	—	—
Long-term investments	73,757	—	—	73,757	—	—	—

Total cash, cash equivalents, and investments	$700,308	$—	$—	$700,308	$626,551	$—	$—

Investments held in supplemental retirement plan:
Assets	$5,030	$—	$—	$5,030	$5,030	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$5,030	$—	$—	$5,030	$5,030	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$277	$—	$277	$—	$277	$—
Liabilities: Included in other accrued liabilities	—	—	(582)	(582)	—	(582)	—
(1)Other investments as of March 28, 2025 is primarily comprised of our equity method investment in Access Advance LLC ("Access Advance") of $68.4 million and an equity security without a readily determinable fair value, valued at $5.0 million. The equity method investment is assessed for impairment, if any, and adjusted for our proportionate share of the investee's net income or loss. Our share of the equity method investee's net income or loss is included in other income/(expense), net on the unaudited interim condensed consolidated statements of operations. Our share of the equity method investee's net income was $9.1 million in the second quarter of fiscal 2025 and was $3.6 million in the second quarter of fiscal 2024. Our share of the equity method investee's net income was $13.4 million in the fiscal year-to-date period ended March 28, 2025 and was $6.9 million in the fiscal year-to-date period ended March 29, 2024.

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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. We had no securities that were in an unrealized loss position as of March 28, 2025 and September 27, 2024, respectively.

Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the AFS securities within our investment portfolio based on stated maturities as of March 28, 2025, which are recorded within cash equivalents in our unaudited interim condensed consolidated balance sheets (in thousands):

Range of maturity	Amortized Cost	Fair Value
Due within 1 year	$558	$558
Due in 1 to 2 years	—	—
Due in 2 to 5 years	—	—
Total	$558	$558

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations.
As of March 28, 2025 and September 27, 2024, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	March 28, 2025	September 27, 2024
Land	$41,974	$42,010
Buildings and building improvements	290,588	288,908
Leasehold improvements	83,113	86,613
Machinery and equipment	157,675	138,425
Computer equipment and software	244,391	240,930
Furniture and fixtures	31,239	31,581
Equipment provided under operating leases	230,833	244,327
Construction-in-progress	26,881	25,091
Property, plant, and equipment, gross	1,106,694	1,097,885
Less: accumulated depreciation	(634,031)	(618,776)
Property, plant, and equipment, net	$472,663	$479,109

7. Leases
As Lessee
As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the noncontrolling interests in our consolidated subsidiaries. The following table presents the maturity analysis of lease liabilities (in thousands):

March 28, 2025
Operating Leases
Remainder of Fiscal 2025	$6,579
Fiscal 2026	10,320
Fiscal 2027	7,603
Fiscal 2028	7,014
Fiscal 2029	5,657
Thereafter	9,661
Total undiscounted lease payments	46,834
Less: imputed interest	(6,403)
Total lease liabilities	$40,431
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Operating Lease Income
Variable operating lease income	$6,318	$7,023	$14,765	$13,338
Fixed operating lease income	982	795	1,940	1,607
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $0.6 million and $0.9 million as of March 28, 2025 and September 27, 2024, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.

The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	March 28, 2025
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2025	$200	$620
Fiscal 2026	932	220
Fiscal 2027	—	220
Fiscal 2028 and thereafter	—	220
Total undiscounted cash flows	$1,132	1,280
Less: Carrying value of lease receivables		(181)
Difference		$1,099

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance as of September 27, 2024	$533,208
Translation adjustments	(2,860)
Measurement period adjustments	(5,324)
Balance as of March 28, 2025	$525,024
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, and customer relationships and contracts. Intangible assets subject to amortization consisted of the following (in thousands):

	March 28, 2025			September 27, 2024
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$580,164	$(308,125)	$272,039	$579,768	$(293,389)	$286,379
Customer relationships	219,769	(79,996)	139,773	220,200	(72,374)	147,826
Other intangible assets	23,101	(22,854)	247	23,125	(22,816)	309
Total	$823,034	$(410,975)	$412,059	$823,093	$(388,579)	$434,514
The purchase of intangible assets during the second quarter of fiscal 2025 and during the fiscal year-to-date period ended March 28, 2025 was not material. There were no purchases of intangible assets during the second quarter of fiscal 2024 and during the fiscal year-to-date period ended March 29, 2024.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations. Amortization expense was $11.1 million and $7.4 million in the second quarter of fiscal 2025 and 2024, respectively, and $22.8 million and $15.0 million in the fiscal year-to-date periods ended March 28, 2025 and March 29, 2024, respectively. As of March 28, 2025, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2025	$22,313
2026	44,268
2027	43,568
2028	41,531
2029	41,405
Thereafter	218,974
Total	$412,059

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of March 28, 2025, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of March 28, 2025, we had 61,399,034 shares of Class A common stock and 34,660,604 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
As of March 28, 2025, an aggregate of 99,750 shares of PSOs were exercisable and outstanding.

The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding as of September 27, 2024	3,470	$69.04
Grants	327	77.91
Exercises	(352)	54.50
Options outstanding as of March 28, 2025	3,445	71.42	5.37	$36,786
Options vested and expected to vest as of March 28, 2025	3,288	71.22	5.27	36,632
Options exercisable as of March 28, 2025	2,610	$68.93	4.36	34,833
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on March 28, 2025 of $79.91 and excludes the impact of options that were not in-the-money.
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
The following table summarizes information on PSUs granted to our officers that have not vested as of March 28, 2025:

Grant date	Aggregate Shares Granted	Potential Shares at Vest Date (at 200% of Target)
December 15, 2022	90,613	181,226
December 15, 2023	77,283	154,566
December 16, 2024	92,971	185,942
On December 15, 2020, we granted PSUs to our executive officers for an aggregate of 66,138 shares, which vested in December 2023 at 80% of the target award amount. On December 15, 2021, we granted PSUs to our executive officers for an aggregate of 60,301 shares, which vested in December 2024 at 70% of the target award amount. As of March 28, 2025, PSUs which would vest for an aggregate of 255,589 shares at the target award amount (511,178 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of September 27, 2024	3,846	$80.33
Granted	1,813	74.81
Vested	(1,245)	82.37
Forfeitures	(197)	80.52
Non-vested as of March 28, 2025	4,217	$77.35
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year-To-Date Ended
	March 28, 2025	March 29, 2024
Expected term (in years)	4.89	4.86
Risk-free interest rate	4.3%	3.9%
Expected stock price volatility	29.5%	29.4%
Dividend yield	1.7%	1.4%
There were no stock options granted during the second quarters of fiscal 2025 and fiscal 2024, and therefore no weighted average assumptions were used to calculate fair values.
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
The following two tables separately present stock-based compensation expense both by award type and classification in our unaudited interim condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Compensation expense
Stock options	$1,668	$1,505	$3,418	$3,630
Restricted stock units (1) (2)	27,898	26,331	60,827	55,347
Employee stock purchase plan	1,098	1,079	2,489	1,832
Total stock-based compensation	30,664	28,915	66,734	60,809
Estimated benefit from income taxes	(4,882)	(4,143)	(10,584)	(9,142)
Total stock-based compensation, net of tax	$25,782	$24,772	$56,150	$51,667
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.1 million and $0.1 million of capitalized stock-based compensation related to internal-use software in the second quarter of fiscal 2025 and in the second quarter of fiscal 2024, respectively, and excludes $0.2 million and $0.2 million in the fiscal year-to-date periods ended March 28, 2025 and March 29, 2024, respectively.
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Compensation expense
Cost of products and services	$414	$356	$901	$766
Research and development	9,043	8,949	20,027	19,055
Sales and marketing	10,640	9,927	23,285	20,408
General and administrative	10,567	9,683	22,521	20,580
Total stock-based compensation	30,664	28,915	66,734	60,809
Estimated benefit from income taxes	(4,882)	(4,143)	(10,584)	(9,142)
Total stock-based compensation, net of tax	$25,782	$24,772	$56,150	$51,667

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the second quarters of fiscal 2025 and fiscal 2024, or in the fiscal year-to-date periods ended March 28, 2025 and March 29, 2024.

Unrecognized Compensation Expense.    As of March 28, 2025, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $14.1 million, which is expected to be recognized over a weighted-average period of 2.8 years. As of March 28, 2025, total unrecognized compensation expense associated with RSUs expected to vest was approximately $246.1 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of March 28, 2025 (in thousands):

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
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be retired and returned to the status of authorized but unissued shares of Class A common stock. As of March 28, 2025, the remaining authorization to purchase additional shares was $351.6 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2025:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 27, 2024	186,322	$15,000	$80.51
Q2 - Quarter ended March 28, 2025	428,565	34,999	81.67
Total	614,887	$49,999
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.

Dividend Program
The following table summarizes dividends declared under the program during fiscal 2025:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 27, 2024	November 19, 2024	December 3, 2024	December 10, 2024	$0.33	$31.5 million
Q2 - Quarter ended March 28, 2025	January 29, 2025	February 11, 2025	February 19, 2025	$0.33	$31.8 million
Q3 - Quarter ended June 27, 2025	May 1, 2025	May 13, 2025	May 21, 2025	$0.33	$31.7 million	(1)
(1)The dividend payment amount for the dividend declared in the third quarter of fiscal 2025 is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the record date.

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

The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our unaudited interim condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended March 28, 2025				Fiscal Year-To-Date Ended March 28, 2025
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$218	$(1,668)	$(34,092)	$(35,542)	$(83)	$—	$(19,104)	$(19,187)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	(282)	1,941	—	1,659	(147)	207	—	60
Foreign currency translation gains/(losses) (1)	—	—	6,479	6,479	—	—	(8,509)	(8,509)
Income tax effect - expense(3)	(166)	—	—	(166)	—	—	—	—
Net of tax	(448)	1,941	6,479	7,972	(147)	207	(8,509)	(8,449)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	139	(636)	—	(497)	139	(560)	—	(421)
Income tax effect - benefit (3)	—	89	—	89	—	79	—	79
Net of tax	139	(547)	—	(408)	139	(481)	—	(342)
Net current-period other comprehensive income/(loss)	(309)	1,394	6,479	7,564	(8)	(274)	(8,509)	(8,791)
Ending Balance	$(91)	$(274)	$(27,613)	$(27,978)	$(91)	$(274)	$(27,613)	$(27,978)

	Fiscal Quarter Ended March 29, 2024				Fiscal Year-To-Date Ended March 29, 2024
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(902)	$1,894	$(22,420)	$(21,428)	$(2,858)	$(197)	$(33,929)	$(36,984)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	(295)	(2,425)	—	(2,720)	1,716	162	—	1,878
Foreign currency translation gains/(losses) (1)	—	—	(6,204)	(6,204)	—	—	5,305	5,305
Income tax effect - benefit/(expense) (3)	—	467	—	467	—	(181)	—	(181)
Net of tax	(295)	(1,958)	(6,204)	(8,457)	1,716	(19)	5,305	7,002
Amounts reclassified from AOCI into earnings:
Realized gains (2)	119	841	—	960	52	1,029	—	1,081
Income tax effect - benefit/(expense) (3)	(8)	(135)	—	(143)	4	(171)	—	(167)
Net of tax	111	706	—	817	56	858	—	914
Net current-period other comprehensive income/(loss)	(184)	(1,252)	(6,204)	(7,640)	1,772	839	5,305	7,916
Ending Balance	$(1,086)	$642	$(28,624)	$(29,068)	$(1,086)	$642	$(28,624)	$(29,068)
(1)The foreign currency translation gains during the second quarter of fiscal 2025 and during the fiscal year-to-date period ended March 29, 2024 were primarily due to the strengthening of other foreign currencies as compared to the U.S. dollar. The foreign currency translation losses during the fiscal year-to-date period ended March 28, 2025 and during the second quarter of fiscal 2024 were primarily due to the weakening of other foreign currencies as compared to the U.S. dollar.
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$91,793	$97,830	$159,615	$164,811

Denominator:
Weighted-average shares outstanding—basic	96,329	95,718	95,972	95,547
Potential common shares from options to purchase common stock	458	639	435	695
Potential common shares from restricted stock units	632	495	1,125	1,143
Potential common shares from employee stock purchase plan	52	4	49	12
Weighted-average shares outstanding—diluted	97,471	96,856	97,581	97,397

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.95	$1.02	$1.66	$1.72
Diluted	$0.94	$1.01	$1.64	$1.69

Antidilutive awards excluded from calculation:
Stock options	1,173	1,217	1,380	1,129
Restricted stock units	3	8	3	4
Employee stock purchase plan	1	101	2	72

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
Unrecognized Tax Benefits
As of March 28, 2025, the total amount of gross unrecognized tax benefits was $88.1 million, of which $53.6 million, if recognized, would reduce our effective tax rate. As of September 27, 2024, the total amount of gross unrecognized tax benefits was $81.6 million, of which $49.9 million, if recognized, would reduce our effective tax rate. The fiscal year-to-date period ended March 28, 2025 increase was primarily due to current year reserves for transfer pricing and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our unaudited interim condensed consolidated balance sheets.

Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the second quarter of fiscal 2025 was 23.3% or a tax expense of $28.0 million and our effective tax rate in the second quarter of fiscal 2024 was 19.3% or a tax expense of $23.5 million. The increase in our effective tax rate was primarily due to the mix of earnings favoring jurisdictions with higher tax rates and lower tax benefits related to U.S federal research and development tax credits.
Our effective tax rate in the fiscal year-to-date period ended March 28, 2025 was 22.3% or a tax expense of $46.0 million and our effective tax rate in the fiscal year-to-date period ended March 29, 2024 was 18.2% or a tax expense of $36.8 million. The increase in our effective tax rate was primarily due to the mix of earnings favoring jurisdictions with higher tax rates and lower tax benefits related to settlement of stock-based awards.
Compared to the Federal statutory rate of 21%, our effective tax rate for the second quarter of fiscal 2025 and fiscal year-to-date period ended March 28, 2025 were higher, primarily due to the mix of earnings favoring jurisdictions with higher tax rates.

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
Fiscal 2025 Restructuring Events. In November 2024, we initiated restructuring actions with the purpose of aligning our R&D resources, and to a lesser extent our S&M resources, with our highest strategic priorities. In connection with this plan, we recorded expenses in the second quarter of fiscal 2025 of $3.9 million and in the fiscal year-to-date period ended March 28, 2025 of $9.7 million in severance and other related benefits. The remaining components of this plan are expected to be completed by June 2025, resulting in an additional charge of approximately $1.1 million in severance and other termination benefits. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the fourth quarter of fiscal 2025. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2025. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
Fiscal 2024 Restructuring Events. In April 2024, we initiated restructuring actions with the purpose of focusing our resources with our highest strategic priorities. Cash payment of the severance and other termination benefits were substantially completed by the end of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $3 million in fiscal 2024 and are expected to result in savings of approximately $11 million within fiscal 2025. The impact of these estimated savings on our operating expenses have been and will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
Fiscal 2023 Restructuring Events. In September 2023, we initiated a restructuring plan with the purpose of focusing our resources with our highest strategic priorities. In continuation with this plan, we recorded an expense in the first quarter of fiscal 2024 of $7.4 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of the second quarter of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $40 million within fiscal 2024, which was consistent with our expectations. The impact of these savings on our operating expenses was offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
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

The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 29, 2023	$20,352	$—	$20,352
Restructuring charges	6,413	(29)	6,384
Cash payments and adjustments	(24,000)	29	(23,971)
Balance at September 27, 2024	2,765	—	2,765
Restructuring charges	8,803	623	9,426
Cash payments and adjustments	(5,309)	(623)	(5,932)
Balance at March 28, 2025	$6,259	$—	$6,259
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

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of March 28, 2025 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Thereafter	Total
Naming rights	$6,563	$13,472	$8,534	$8,642	$8,751	$26,923	$72,885
Purchase obligations	13,313	29,974	28,178	19,585	19,208	19,208	129,466
Donation commitments	—	183	153	153	153	586	1,228
Total	$19,876	$43,629	$36,865	$28,380	$28,112	$46,717	$203,579
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
Donation Commitments.    Our donation commitments relate to non-cancelable obligations that consist of maintenance services and installation of imaging and audio products in exchange for various marketing, branding, and publicity benefits. These donation agreements either transfer title of our audio and imaging products to the donees or offer use of the products free of charge for a specified period of time via a leasing arrangement. The recipients of these donations participate in or promote the cinema and entertainment industry, and our commitments vary in length, lasting up to 15 years.
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

16. Business Combinations
Fiscal 2025
There were no business combinations entered into during the second quarter of fiscal 2025 or during the fiscal year-to-date period ended March 28, 2025.
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

We have accounted for the taxable transaction under the acquisition method of accounting for business combinations, and the results of operations of GE Licensing have been included in our consolidated statements of operations from the date of acquisition. Additionally, we have estimated the fair values of the net tangible and intangible assets acquired, and liabilities assumed as of the acquisition date, with any amounts paid in excess of the net assets recorded as goodwill. The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax returns are finalized, including potential changes to income tax-related accounts. In the first quarter of fiscal 2025, we increased the estimated fair value of the assets held for sale by $8.4 million. In the second quarter of fiscal 2025, we decreased the estimated fair value of the assets held for sale by $2.1 million resulting in a net change of $6.3 million. We expect to finalize the valuation within the one year measurement period.
The following table summarizes the preliminary acquisition date fair values of the assets acquired and liabilities assumed (in thousands):

Recognized Identifiable Assets Acquired and Liabilities Assumed	Purchase Price Allocation (Preliminary)
Cash and cash equivalents	$2,232
Accounts receivable	20,171
Other current assets	9,636
Assets held for sale, current	24,494
Long-term investments	76,000
Intangible assets	274,197
Goodwill	75,387
Other non-current assets	3,503
Other current liabilities	(15,370)
Contingent liabilities	(14,199)
Other non-current liabilities	(21,840)
Purchase Consideration	$434,211
We initially acquired certain assets valued at $24.5 million as part of the acquisition which we planned to sell shortly after the acquisition date. These assets are classified as held for sale within prepaid expenses and other current assets on the consolidated balance sheets and are measured at fair value less cost to sell. In the second quarter of fiscal year 2025, we sold $15.8 million of the assets classified as held for sale and $8.7 million of assets classified as held for sale remain.
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
Investors and others should note that we disseminate information to the public about our company, our products, services, and other matters through various channels, including our website (www.dolby.com), our investor relations website (http://investor.dolby.com), SEC filings, press releases, public conference calls, and webcasts, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage investors and others to review the information we make public through these channels, as such information could be deemed to be material information.
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
Dolby is synonymous with high-quality entertainment from a consumer perspective and has become critical to makers of consumer electronic devices as our technology is an important component in the creation and delivery of audio and video content. While some of our technology represents relatively elemental functions like audio signal compression that enable playback, we also offer technology that is innovating in emerging categories including spatial audio and high contrast video. We derive the majority of our revenue from licensing audio and video technology to electronics manufacturers, and a lesser portion of our revenue by offering premium audio and video technologies to cinema exhibitors.

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
Expanding the Reach of our Technologies. We look for new and innovative ways to apply our expertise in the science of sight and sound to expand the reach of our technologies to new content, media, devices, and audiences.
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	March 28, 2025		March 29, 2024		March 28, 2025		March 29, 2024
Licensing	$346,006	94%	$338,240	93%	$676,485	93%	$632,007	93%
Products and services	23,555	6%	26,283	7%	50,075	7%	48,090	7%
Total revenue	$369,561	100%	$364,523	100%	$726,560	100%	$680,097	100%
LICENSING
The two primary components of our licensing business are Branded Technologies which include Branded Audio Codecs, Dolby Atmos & Dolby Vision, and Patents, which include Audio Patents and Imaging Patents.
We generated over 90% of our revenue in the second quarters of fiscal 2025 and fiscal 2024, and the fiscal year-to-date periods ended March 28, 2025 and March 29, 2024 from agreements to license branded technology and patents that enable approximately 1,000 electronic device manufacturers to enhance the audio and visual capabilities of their products by incorporating our technology. As of March 28, 2025, we had approximately 26,700 issued patents relating to technologies, that are licensed to third parties and comprise a significant portion of our licensing revenue. We have approximately 1,500 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products that incorporate our technologies to inform consumers that they have met our quality specifications.
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
•Dolby Atmos. Dolby Atmos is the evolution of surround sound technology that creates a three-dimensional audio experience with object-based sound technology with up to 128 audio objects that can be positioned anywhere to allow for precise placement and movement of sound in a three-dimensional space. This is achieved by adding height channels and spatially encoded digital signals. Dolby Atmos can adapt to varied playback environments and devices, including stereo headphones, speakers, receivers, TVs, soundbars, AVRs and automotive systems.
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
Some of our customers choose to enter into a minimum volume commitment where they commit to a certain minimum number of devices in exchange for a lower price per unit. If the customer sells more than the number of units they committed to, they pay a set per unit royalty for each incremental unit. These are annual and sometimes multiyear deals, where the value of the committed volume is generally recognized as revenue up front. These contract structures, as well as the occasional fixed fee contract whereby a licensee pays for unlimited units, are often selected by large customers and can also lead to variability in quarterly revenue.
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
Higher volumes generally equate to lower prices. This dynamic manifests at a market level for device families that represent significant volume. For example, in 2024, there were over one billion mobile devices, approximately 200 million TVs and, according to Wards Intelligence, an Auto Research firm, approximately 90 million cars sold. Accordingly, ARPU for cars is higher than ARPU for TVs, which is higher than ARPU for mobile phones.
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
Patent pools employ a variety of licensing revenue models, including per-unit and fixed-fee royalties, and sometimes include royalty caps or committed volume arrangements in exchange for a lower price per unit. The fees charged for licensing pooled patents are initially determined by market forces - a careful balance of the need to compensate innovators with the desire to develop an active licensee base. This balance of licensor and licensee interests is also a core consideration in the development of non-fee licensing terms.
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
Recoveries
We also generate licensing revenue via recoveries, which is revenue attributable to unlicensed or under-reported distribution of products incorporating our technologies in prior periods. Recoveries arise in the context of both branded technology licensing and patent licensing, and usually result from a settlement following a licensee audit under an existing license agreement, or as part of back-royalties paid in connection with a license agreement with a new licensee. Within the Results of Operations section of Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," revenue attributable to previous periods' usage including settlements are collectively referred to as "recoveries." Recoveries are a recurring element of our business and are subject to fluctuation and unpredictability.
Dolby Cinema
We leverage our universe of creative talent to bring the highest quality experiences to our exhibitor partners. Dolby Cinemas are PLF cinemas that deliver a Dolby branded premium cinema offering with Dolby Vision, Dolby Atmos, and a proprietary Dolby theater design. We typically provide Dolby Cinema exhibitors with the requisite Dolby technology at minimal or no upfront cost and generate revenue from these sites through a share of box office receipts, which we recognize as licensing revenue. Dolby Cinemas deliver a unique, high-end theatre experience, that is different from competing PLFs as well as our exhibitor partner’s other theaters that use Dolby manufactured and distributed cinema hardware, including those that may utilize Dolby Atmos and/or Dolby Vision.
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
In addition, we offer various services to support theatrical and television production for cinema, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color, and light image calibration. We also provide PCS for products sold and equipment installed at Dolby Cinema theaters operated by exhibitor partners, and we support the implementation of our technologies into products manufactured by our licensees.
Revenue Generation
We generate revenue from Dolby Cinema Products by selling and leasing products to exhibitors, excluding Dolby Cinemas, and offering PCS to exhibitors.
Dolby OptiView
Dolby OptiView (previously named Dolby.io) is powering immersive, interactive, and social experiences with real-time engagement for live events, especially sports. Dolby OptiView leverages Dolby’s six decades of experience in the science of sight and sound to deliver 4K video with clarity, depth and detail via our unique content delivery architecture that ensures a high quality, synchronized viewer experience across the globe. This enables our customers to engage viewers effectively with near real time interaction tools that will strengthen connections and drive participation.
Revenue Generation

Dolby OptiView is a software as a service (SaaS) product licensed directly to enterprises via a consumption-based revenue model.
END MARKETS
We generated 94% and 93% of our revenue in the second quarter of fiscal 2025 and the fiscal year-to-date period ended March 28, 2025, respectively, through licensing our technology, brand, and patents, primarily to device manufacturers. The following table presents the end market composition of revenue from our licensing business for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024	Main Components of Each Category
Broadcast	27%	31%	31%	34%	Televisions and STBs
Mobile	29%	26%	24%	20%	Smartphones and Tablets
CE	11%	12%	13%	15%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	17%	15%	13%	13%	Windows and macOS operating systems and devices
Other	16%	16%	19%	18%	Dolby Cinema, Gaming consoles, Automotive, and Patent pool administrative fees
Total	100%	100%	100%	100%

MACROECONOMIC CONDITIONS
Our revenue can be negatively impacted by macroeconomic conditions, including but not limited to, the financial health of our licensees, inflation, heightened interest rates, foreign exchange rates, rising costs of material, increased shipping costs, tariffs and trade barriers, international conflicts, labor disputes, reduced discretionary consumer spending, and reduced new product investment by our customers. In particular, the U.S. has recently implemented tariffs on certain imports and some U.S. trading partners have implemented or announced retaliatory tariffs or other trade barriers. The situation is highly dynamic and the potential impacts are impossible to predict with certainty. For example, any increases in tariffs or other trade barriers may, directly or indirectly, increase the cost of producing or delivering our products, increase the costs to our licensees of licensing our technology for licensees, and may decrease demand for our products and services. If the costs incurred by our licensees in exporting their products, such as consumer electronics products and cars, results in higher prices to end consumers, sales of those products may decrease and thus royalty payments payable to Dolby that are based on unit shipments may decrease. Any of the foregoing impacts could negatively impact our revenue from licensing and product sales.
Macroeconomic conditions also impart substantial uncertainty into our operating environment and may lead to follow-on negative economic effects like recession or heightened inflation, each of which presents additional challenges for our business. Uncertainty or an adverse economic climate may cause delays or a decrease in the adoption of our technologies into new products by partners and licensees, or lead manufacturers to discontinue including our technology in their products or to seek price reductions. These conditions may impact consumer demand for our licensees’ products that incorporate our technology and for our own products and services. Further, the noted macroeconomic conditions and related uncertainty may negatively impact transaction cycles and our recovery of revenue associated with past unauthorized or unreported usage.
The future implications of these macroeconomic conditions on our business, results of operations and overall financial position remain uncertain. We continue to monitor the evolving macroeconomic environment, including the imposition of tariffs and other trade barriers, and the impact on our business. Further discussion of the potential impacts of these macroeconomic effects on our business can be found in Part II, Item 1A "Risk Factors."
LICENSING
The majority of our revenue is derived from two licensing models: Branded Technology Licensing, and Patent Licensing. While each has had successes, they share certain challenges. In particular, factors such as global supply constraints or device lifecycles may impact licensing revenue. Further, in certain countries, we and other IP owners face difficulties enforcing contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. Finally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures including the imposition of tariffs, and import or export licensing requirements. Further discussion of the potential impacts of the key challenges on our business can be found in Part II, Item 1A "Risk Factors."
Branded Technology Licensing
Dolby’s branded technology licensing offers complete technology solutions to our licensees, primarily device manufacturers. Licenses include rights to software, patent rights, know-how, and the relevant Dolby brand. Our branded technologies are primarily comprised of Branded Audio Codecs (DD+ and AC-4) and Dolby Atmos and Dolby Vision (Dolby Atmos for audio, and Dolby Vision for imaging). Licensing revenue is primarily driven by the adoption of our technologies on devices and the number of devices shipped by licensees. Our branded audio codecs have broad penetration across a diverse set of devices and end markets. Revenue from these technologies is primarily driven by device shipments from licensees, and as such, is impacted by consumer spending. The remaining portion of our branded licensing revenue is derived from Dolby Vision and Dolby Atmos. Dolby Vision and Dolby Atmos have not been in the market as long as our branded audio codecs, thus revenue growth is driven by device shipments, increased adoption and the addition of new licensees.
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We work across our ecosystem of partners including creators, distributors and device manufacturers to increase the number of Dolby experiences that people can enjoy by enhancing content, including movies and TV, music and live sports, using Dolby branded technologies. Increased content in these areas increases our value proposition across our end markets. In movies and TV, thousands of movie titles and tens of thousands of TV episodes have been created and released in Dolby Atmos and/or Dolby Vision. Major streaming partners and services such as Netflix, Disney+, Apple TV+, Amazon, Max, Paramount+, and other streaming partners and services internationally, continue to enhance content in Dolby Vision and Dolby Atmos. In social media, Xiaohongshu, which goes by the name RedNote in the U.S., and Kuaishou, a Chinese social media platform specializing in short-form video content, both support Dolby Vision. In the video editing, CapCut supports Dolby Vision on both Android and iOS, and Filmora supports Dolby Vision on iOS with plans to support Android by the end of the calendar year. Also during the second quarter of fiscal 2025, the Super Bowl and March Madness were available in Dolby Atmos and Dolby Vision.
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
In fiscal 2024, we completed the acquisition of GE Licensing, which will strengthen our position in existing programs, most notably the HEVC video program. The GE Licensing transaction also yielded an increased ownership interest in Access Advance, a patent pool administrator. Income from our ownership interest in Access Advance is reflected as other income, net, in our unaudited interim condensed consolidated statements of operations. In the second quarter of fiscal 2025, we completed the disposition of most of the non-core assets acquired as part of the GE Licensing transaction to Dominion Harbor, an IP investment firm.
In the second quarter of fiscal 2025, Access Advance, in which we have a minority interest, announced the launch of its new Video Distribution Patent Pool. Also in the second quarter, Panasonic took a license to Sisvel's AV1 program, in which we are a licensor. In addition, Adobe and Ricoh were recently added as new licensees in Access Advance’s HEVC Advance patent pool, in which we are a licensor. They join HP, TCL, Ford, and Panasonic Auto who were added earlier this fiscal year.
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
Licensing End Markets
The following are highlights from our second quarter of fiscal 2025 and key challenges related to Dolby's licensing businesses, by market.
Broadcast
Highlights: We have an established global presence and broad adoption of our branded audio and patent licensing technologies in broadcast services and devices, which primarily include TVs and STBs. We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. We have strong attach rates for Dolby Atmos and Dolby Vision with high end TVs and continue to grow adoption on mid-range TVs. Many partners continue to expand their support of the combined Dolby Vision and Dolby Atmos experience. At CES in January 2025, Hisense, TCL, Panasonic, Sharp, and RCA announced new TVs and TV-related devices that support our technologies. Also in the second quarter of fiscal 2025, in the UK, Sky released the Sky Glass Gen 2 TV that supports Dolby Vision and a Dolby Atmos soundbar built into the TV. Additionally, LG announced the evo C5 and G5 TVs with Dolby Atmos and Dolby Vision, Sharp released 55GR8 TV with Dolby Vision IQ, and Hisense launched its flagship new LED TV product series, the E8Q and E8Q Pro – the first in the industry to be certified by both Dolby Vision and Pantone. Finally, Waipu.tv, a market leader in IPTV/OTT in Germany announced support for Dolby Atmos and Dolby Vision, and TOD, a leading streaming platform for sports and entertainment in the Middle East and Northern Africa, launched a 4K STB supporting Dolby Atmos and Dolby Vision.
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
Mobile
Highlights: We continue to promote adoption of our technologies across major mobile ecosystems, including Apple and Android. Our patent licensing technologies are adopted broadly throughout the mobile device ecosystem. Dolby Atmos and Dolby Vision are included throughout the Apple device line-up and in Apple TV+, and Dolby Atmos is included in Apple Music. Dolby Vision Capture has been supported on all iPhones since the iPhone 12 and the release of the iOS 18 unlocked support for higher frame rates. We have strong adoption of Dolby Atmos and our branded audio codecs across high-end Android mobile devices and are focused on growing our presence on low and mid-tier phones. An increasing number of Android device manufacturers have adopted Dolby Vision and Dolby Vision Capture on high end devices and we are focused on the opportunity to significantly increase our adoption. The breadth of mobile devices supporting Dolby technologies continues to increase globally. Recently, OPPO launched the Find X8 Ultra, Find X8s, and Find X8s+, all supporting Dolby Vision capture and playback.
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
Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as wireless and smart speakers, soundbars, DMAs (devices that connect a computer to a home media system), and AVRs, through the inclusion of our branded audio codecs, and increasingly through the inclusion of Dolby Atmos and Dolby Vision. Our patent licensing technologies also have broad adoption in the home entertainment market. We continue to focus on expanding the availability of Dolby technologies to new devices. At CES in January 2025, Harman Kardon announced its new Enchant soundbar series that supports Dolby Atmos, and Samsung announced that its soundbars would support Dolby Atmos. Also recently, Sonos, Vizio, and Teufel released soundbars with Dolby Atmos.
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
Personal Computers
Highlights: DD+ enhances audio playback in Mac computers through the operating system with native support in the Safari browser, and Windows-based PCs through PC OEM implementations and native support in the Microsoft Edge browser. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of personal computers from partners such as Apple, Lenovo, Dell, Samsung, Microsoft, and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming. At CES in January 2025, ASUS, Dell, Lenovo, and Samsung

announced a variety of new PCs, laptops, and monitors across a range of consumer, gaming, and laptop supports, many of which support Dolby Vision and/or Dolby Atmos.
Key Challenges: Demand for personal computers has fluctuated significantly in recent years. We must continuously collaborate and maintain our key partnerships with personal computer manufacturers to incorporate our technologies, and we must continue to support the development and distribution of Dolby-enabled content via various ecosystems. To the extent that personal computer manufacturers do not incorporate our technologies in current and future products, our revenue could be impacted.
Other Markets
Highlights: We generate revenue from the automotive industry primarily through the adoption of Dolby Atmos in cars. For example, one of our earliest partners, Mercedes, had over 15 Atmos-enabled models in market by the end 2024. At CES in January 2025, Pioneer, the biggest manufacturer of after-market car audio systems, demonstrated how Dolby Atmos could be used in an aftermarket solution using a 4-channel speaker system. We also demonstrated Dolby Vision in the car with Li Auto. Also at CES, Samsung Display announced they will be working with Dolby to pre tune its cutting edge OLED displays for autos to ease manufacturers' adoption of Dolby Vision, and Texas Instruments announced that it would support Dolby Atmos in its new family of chips for automakers. In the second quarter of fiscal 2025, Porsche announced that Dolby Atmos will be supported in the Taycan, the Panamera, the Cayenne and the 911 in the 2026 models, and Cadillac announced that its entire EV lineup in 2026 will support Dolby Atmos. Volvo, Xiaomi, Hyundai, NIO, and Zeekr also recently announced new vehicle models that support our technologies.

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
Key Challenges: Our automotive-related revenue growth will be impacted if OEMs do not incorporate our technologies in their latest products. The long development cycle of the automotive industry reduces the frequency of our opportunities to be incorporated into additional products. Additionally, the automotive industry is cyclical, so our revenue from the auto market is affected by the broader cycles of the industry. Consumer demand for gaming devices is impacted by anticipation of console refresh cycles, which could result in fluctuations in our revenue. In addition, the gaming console market has competition from mobile devices and gaming PCs, which have faster refresh cycles and appeal to a broader consumer base.
Included within Other Markets is also licensing revenue from audio and video technologies used to create Dolby experiences through Dolby Cinema.
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with sites located in the U.S. and internationally. In the second quarter of fiscal 2025, we announced with AMC that we will add an additional 40 Dolby Cinemas at AMC locations in the United States through the end of calendar year 2027. The breadth of movie content for Dolby Cinema continues to grow with films available in Dolby Atmos and/or Dolby Vision accounting for over 85% of U.S. Box Office revenue during the second quarter of fiscal 2025. Subsequent to the second quarter of fiscal 2025, we announced that we are launching Dolby Cinema in India this year, beginning with six exhibitors in major cities in India, and we also increased the number of Dolby Atmos and Dolby Vision theaters in South Korea. Additionally, we announced an expansion of our partnership with AMC Entertainment that will add 40 Dolby Cinema screens at select locations nationwide by 2027.
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
PRODUCTS AND SERVICES
A majority of our products and services revenue is derived from the sale of audio and imaging products for the cinema industry. Revenue from Dolby OptiView is also included in products and services.

Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the second quarter of fiscal 2025, there are over 8,300 Dolby Atmos screens installed or committed and over 3,800 Dolby Atmos theatrical titles have been announced or released.
We also offer a variety of other cinema products, such as the Dolby Multichannel Amplifier and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost-effective than other commercially available options.
Key Challenges: Demand for our cinema products is dependent upon our partners and their success in the market, industry and economic cycles, box office performance, and our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and video experiences. A significant portion of our growth opportunity lies in international markets, which are subject to geopolitical risks. Additionally, weakness in general economic conditions due to inflation, recession, the imposition of tariffs and other trade barriers, pandemic or other worsening economic conditions could have a negative impact on our cinema-related revenue due to reduced consumer discretionary spending. We may also be faced with pricing pressures or competing technologies, which would affect our revenue. In addition, supply chain constraints may impact our ability to provide cinema products and services to our customers. Long lead times and increased cost of materials due to the macroeconomic conditions, including higher interest rates have also negatively impacted the financial health of our cinema customers and partners, leading to reduced new product investment and lower demand.
Dolby OptiView
Highlights: Our strategy for Dolby OptiView is to bring Dolby’s audio and video technologies to a broader range of media content and digital experiences. We are expanding our addressable market by offering solutions to companies building real-time digital experiences that increase audience engagement. For instance, our solution can provide the capability to stream high quality audiovisual content with ultra-low latency that reduces the delay between the action and the viewer. In the second quarter of fiscal 2025, Hudl, a leader in sports technology, video and data analysis, and a long-standing customer of the Dolby OptiView Player, expanded their product usage to include Dolby OptiView Ads, our intelligent ad insertion platform. Hudl intends to use Dolby OptiView Ads across all its platforms.
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
Key Challenges: Dolby OptiView is an early-stage business, and it is uncertain when or if it will be a material revenue driver. Our success in this market will depend on adoption by companies building real-time digital experiences that increase audience engagement, the volume of usage of the services and our ability to monetize our services. In addition, the development and maintenance needed to provide a reliable and scalable platform may require us to incur additional costs to develop new skills within our existing employee base or hire external specialized talent. Although the market for real-time experiences has been growing, Dolby OptiView competes with other offerings from third parties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the critical accounting policies from those included in our fiscal 2024 Annual Report on Form 10-K filed with the SEC, as per Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included therein.

RESULTS OF OPERATIONS
For each line item included on our unaudited interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the unaudited interim condensed consolidated financial statements for the quarters ended March 28, 2025 and March 29, 2024. Note that adjustments related to sales-based royalties that were misreported by licensees as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	March 28, 2025	March 29, 2024	$	%	March 28, 2025	March 29, 2024	$	%
Revenue	$346,006	$338,240	$7,766	2%	$676,485	$632,007	$44,478	7%
Percentage of total revenue	94%	93%			93%	93%
Cost of licensing	19,685	15,318	4,367	29%	40,795	31,054	9,741	31%
Gross margin	326,321	322,922	3,399	1%	635,690	600,953	34,737	6%
Gross margin percentage	94%	95%			94%	95%

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Licensing Revenue By Market	March 28, 2025		March 29, 2024		March 28, 2025		March 29, 2024
Broadcast	$94,249	27%	$105,480	31%	$210,011	31%	$217,896	34%
Mobile	100,123	29%	88,690	26%	161,647	24%	123,977	20%
CE	38,140	11%	42,221	12%	87,597	13%	95,441	15%
PC	58,402	17%	49,938	15%	89,658	13%	79,617	13%
Other	55,092	16%	51,911	16%	127,572	19%	115,076	18%
Total licensing revenue	$346,006	100%	$338,240	100%	$676,485	100%	$632,007	100%

Current Quarter: Q2 2025 vs. Q2 2024

Factor	Licensing Revenue		Gross Margin
Mobile	á	Higher revenue primarily from imaging patent programs	á	Higher revenue offset by higher amortization of acquired intangible assets
Broadcast	â	Lower revenue primarily due to timing of Dolby Atmos and Dolby Vision minimum volume commitments and lower recoveries, partially offset by timing of minimum volume commitments in our foundational technologies and higher revenue from our imaging patent programs
PC	á	Higher revenue from recoveries and imaging patent programs
CE	â	Lower revenue primarily due to lower recoveries partly offset by Atmos adoption and higher revenue from imaging patent programs
Other	á	Higher automotive revenue driven by adoption of Dolby Atmos and Dolby Vision

Year-To-Date: Q2 2025 vs. Q2 2024
Factor	Licensing Revenue		Gross Margin
Mobile	á	Higher revenue from our imaging patent programs and timing of minimum volume commitments in our audio patent programs	á	Higher revenue offset by higher amortization of acquired intangible assets
Other	á	Higher automotive revenue driven by adoption of Dolby Atmos and Dolby Vision and higher Dolby Cinema revenue due to higher box office receipts, partially offset by lower revenue from game consoles due to lower unit shipments and timing of minimum volume commitments
PC	á	Higher revenue from our imaging patent programs partially offset by lower unit shipments in our foundational technologies
Broadcast	â	Lower revenue primarily due to lower recoveries, partially offset by a higher true-up, timing of minimum volume commitments and higher revenue from our imaging patent programs
CE	â	Lower revenue primarily due to lower recoveries, partially offset by Atmos adoption and higher revenue from imaging patent programs
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
Services revenue consists of fees charged to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training and maintenance, mixing room alignment, equalization, as well as audio, color, and light image calibration. Services revenue also includes PCS for products sold and equipment installed at Dolby Cinema theaters operated by exhibitor partners and support for the implementation of our technologies into products manufactured by our licensees. Also included in services revenue are amounts generated through Dolby OptiView. Cost of services consists of personnel and personnel-related costs for providing our professional services, software maintenance and support, external contractors, and other direct expenses incurred on behalf of customers.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	March 28, 2025	March 29, 2024	$	%	March 28, 2025	March 29, 2024	$	%
Revenue	$23,555	$26,283	$(2,728)	(10)%	$50,075	$48,090	$1,985	4%
Percentage of total revenue	6%	7%			7%	7%
Cost of products and services	16,152	23,459	(7,307)	(31)%	35,816	39,783	(3,967)	(10)%
Gross margin	7,403	2,824	4,579	162%	14,259	8,307	5,952	72%
Gross margin percentage	31%	11%			28%	17%
Current Quarter: Q2 2025 vs. Q2 2024

Factor	Products and Services Revenue		Gross Margin
Products	â	Lower cinema product sales compared to prior year	á	Higher gross margin primarily due to lower inventory reserve provision than prior year
Services	á	Higher services revenue primarily driven by streaming services	ßà	No significant fluctuations

Year-To-Date: Q2 2025 vs. Q2 2024
Factor	Products and Services Revenue		Gross Margin
Products	ßà	No significant fluctuations	á	Higher gross margin primarily due to lower inventory reserve provision than prior year
Services	á	Higher services revenue driven by streaming services	á	Higher gross margin due to higher services revenue
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 28, 2025	March 29, 2024	$	%	March 28, 2025	March 29, 2024	$	%
Research and development	$61,707	$62,493	$(786)	(1)%	$128,345	$129,526	$(1,181)	(1)%
Percentage of total revenue	17%	17%			18%	19%
Current Quarter: Q2 2025 vs. Q2 2024

Category	Key Drivers
Research and Development	ßà	No significant fluctuations

Year-To-Date: Q2 2025 vs. Q2 2024
Category	Key Drivers
Legal, Professional, & Consulting	á	Higher costs of $1.9 million primarily due to acquisition-related costs
Other	â	Lower incentive compensation and payroll salaries
Sales and Marketing
S&M expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing and promotional expenses for events such as trade shows and conferences, marketing campaigns, travel-related expenses, contractor fees, facilities costs, depreciation and amortization, information technology expenses, and legal costs associated with unreported or underreported use of our IP.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 28, 2025	March 29, 2024	$	%	March 28, 2025	March 29, 2024	$	%
Sales and marketing	$89,629	$90,038	$(409)	—%	$184,028	$169,041	$14,987	9%
Percentage of total revenue	24%	25%			25%	25%
Current Quarter: Q2 2025 vs. Q2 2024

Category	Key Drivers
Marketing Programs	â	Lower costs of $7.3 million primarily due to timing of marketing programs
Legal, Professional, & Consulting	á	Higher costs of $4.0 million to support litigation-related activities and acquired costs from recent business combinations activities

Year-To-Date: Q2 2025 vs. Q2 2024
Category	Key Drivers
Legal, Professional, and Contractors	á	Higher costs of $9.1 million primarily due to litigation-related activities and acquired costs from recent business combinations activities
Marketing Programs	â	Lower costs of $5.1 million in marketing spend due to timing of marketing programs
Stock-based Compensation	á	Higher costs of $2.9 million primarily due to increase in RSU share count and lower benefit from forfeitures due to restructuring activities in the prior year
Compensation & Benefits	á	Higher costs of $2.5 million in bonus and commissions due to higher incentive compensation and acquired costs from recent business combinations
Travel & Entertainment	á	Higher costs of $1.7 million primarily due to increased travel
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation and amortization, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 28, 2025	March 29, 2024	$	%	March 28, 2025	March 29, 2024	$	%
General and administrative	$70,415	$66,742	$3,673	6%	$140,507	$131,908	$8,599	7%
Percentage of total revenue	19%	18%			19%	19%
Current Quarter: Q2 2025 vs. Q2 2024

Category	Key Drivers
General and Administrative	ßà	No significant fluctuations

Year-To-Date: Q2 2025 vs. Q2 2024
Category	Key Drivers
Legal, Professional, and Contractors	á	Higher costs of $3.5 million primarily due to patent development activity and acquired costs from recent business combinations activities
Credit Loss Expense	á	Higher costs of $3.4 million primarily due to lower credit loss expense in prior year
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 28, 2025	March 29, 2024	$	%	March 28, 2025	March 29, 2024	$	%
Restructuring charges	$4,210	$(2,495)	$6,705	(269)%	$9,426	$3,596	$5,830	162%
Percentage of total revenue	1%	(1)%			1%	1%
Fiscal 2025 Restructuring Events. In November 2024, we initiated restructuring actions with the purpose of aligning our R&D resources, and to a lesser extent our S&M resources, with our highest strategic priorities. In connection with this plan, we recorded expenses in the second quarter of fiscal 2025 of $3.9 million and in the fiscal year-to-date period ended March 28, 2025 of $9.7 million in severance and other related benefits. The remaining components of this plan are expected to be completed by June 2025, resulting in an additional charge of approximately $1.1 million in severance and other termination benefits. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the fourth quarter of fiscal 2025. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2025. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.

Fiscal 2024 Restructuring Events. In April 2024, we initiated restructuring actions with the purpose of focusing our resources with our highest strategic priorities. Cash payment of the severance and other termination benefits were substantially completed by the end of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $3 million in fiscal 2024 and are expected to result in savings of approximately $11 million within fiscal 2025. The impact of these estimated savings on our operating expenses have been and will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
Fiscal 2023 Restructuring Events. In September 2023, we initiated a restructuring plan with the purpose of focusing our resources with our highest strategic priorities. In continuation with this plan, we recorded an expense in the first quarter of fiscal 2024 of $7.4 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of the second quarter of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $40 million within fiscal 2024, which was consistent with our expectations. The impact of these savings on our operating expenses was offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 28, 2025	March 29, 2024	$	%	March 28, 2025	March 29, 2024	$	%
Other income	$12,487	$12,780	$(293)	(2)%	$18,658	$27,392	$(8,734)	(32)%
Percentage of total revenue	3%	4%			3%	4%
Current Quarter: Q2 2025 vs. Q2 2024

Category	Key Drivers
Other Income	á	Higher income due to higher proportional share of net income in our equity method investment Access Advance
Interest Income	â	Lower yields on lower invested cash balances

Year-To-Date: Q2 2025 vs. Q2 2024
Category	Key Drivers
Interest Income	â	Lower yields on lower invested cash balances
Other Income	á	Higher income due to higher proportional share of net income in our equity method investment Access Advance
Interest Expense	á	Higher interest expense on our obligations acquired through the GE Licensing acquisition
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Provision for income taxes	$(28,024)	$(23,534)	$(46,005)	$(36,786)
Effective tax rate	23.3%	19.3%	22.3%	18.2%
Current Quarter: Q2 2025 vs. Q2 2024

Factor	Impact On Effective Tax Rate
Foreign Operations	á	Lower benefit from earned income in lower tax jurisdictions
Research and Development	á	Lower benefit from R&D tax credits

Year-To-Date: Q2 2025 vs. Q2 2024
Factor	Impact On Effective Tax Rate
Foreign Operations	á	Lower benefit from earned income in lower tax jurisdictions
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards

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
As of March 28, 2025, we had cash and cash equivalents of $626.6 million, which consisted of cash and highly liquid money market funds. In addition, we had long-term investments of $73.8 million, which primarily consisted of an equity method investment.
The following table presents selected financial information as of March 28, 2025 and September 27, 2024 (in thousands):

	March 28, 2025	September 27, 2024
Cash and cash equivalents	$626,551	$482,047
Long-term investments	73,757	89,267
Accounts receivable, net	314,114	315,465
Accounts payable and accrued liabilities	393,786	364,909
Working capital	931,795	776,581
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

During fiscal 2024, we acquired 100% of the issued and outstanding equity interests of GE Intellectual Property Licensing, LLC and GE Technology Development, Inc., which, collectively with each of their subsidiaries, comprised General Electric’s intellectual property licensing business that primarily targeted the consumer digital media and electronics sectors. Our cash and cash equivalents, short-term and long-term investments declined significantly as result of this acquisition, but we increased our cash and cash equivalent balances in fiscal 2025 through normal operations.
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
Shareholder Return
We have returned cash to stockholders through both repurchases of Class A common stock under our repurchase program initiated in fiscal 2010 and our quarterly dividend program initiated in fiscal 2015. Refer to Note 9 "Stockholders' Equity and Stock-Based Compensation" to our unaudited interim condensed consolidated financial statements for a summary of dividend payments made under the program during fiscal 2025 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $2.9 billion of stock repurchases under the program.
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. In the second quarter of fiscal 2025, a quarterly dividend of $0.33 per share was paid on our Class A and Class B common stock to eligible stockholders of record.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the unaudited interim condensed consolidated statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).
Operating Activities

	Fiscal Year-To-Date Ended
	March 28, 2025	March 29, 2024
Net cash provided by operating activities	$281,676	$189,818
Net cash provided by operating activities increased $91.9 million in the fiscal year-to-date period ended March 28, 2025 as compared to the fiscal year-to-date period ended March 29, 2024, primarily due to the following:

Factor	Impact On Cash Flows
Operating assets and liabilities	á	Higher inflows due to lower contract assets, higher accounts payable and accrued liabilities, and lower accounts receivable
Investing Activities

	Fiscal Year-To-Date Ended
	March 28, 2025	March 29, 2024
Net cash provided by/(used in) investing activities	$17,754	$(17,240)
Net cash provided by (used in) investing activities was $35.0 million higher in the fiscal year-to-date period ended March 28, 2025 as compared to the fiscal year-to-date period ended March 29, 2024, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Investments	á	Lower outflows from the purchase of marketable investment securities
Proceeds from Investments	â	Lower inflows from the sale and maturity of marketable investment securities
Proceeds from Sale of Assets Held for Sale	á	Higher inflows from sale of held for sale assets
Proceeds from Redemption of Equity Securities	á	Higher inflows from sale of a portion of our ownership interest in Access Advance
Financing Activities

	Fiscal Year-To-Date Ended
	March 28, 2025	March 29, 2024
Net cash used in financing activities	$(122,444)	$(169,301)
Net cash used in financing activities was $46.9 million lower in the fiscal year-to-date period ended March 28, 2025 as compared to the fiscal year-to-date period ended March 29, 2024, primarily due to the following:

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
In the second quarter of fiscal 2025, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of March 28, 2025, we had cash and cash equivalents of $626.6 million, which consisted of cash and highly-liquid money market funds. In addition, we had long-term investments of $73.8 million, which primarily consisted of an equity method investment. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations.
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
We also enter into forward currency contracts exclusively designated as cash flow hedges, which have a maturity of thirteen months or less, to reduce the impact of currency volatility on U.S. dollar operating expenses. The gains and losses from the effective portions of cash flow hedges are recorded at fair value as a component of AOCI, until the hedged transaction affects earnings. In the period when the hedged transaction affects earnings, the corresponding gains or losses of the cash flow hedge are recognized in the same line item in our unaudited interim condensed consolidated statements of operations.
The pre-tax gains attributed to the effective portion of cash flow hedges recognized in AOCI was a $1.9 million gain in the second quarter of fiscal 2025 and was not material in the fiscal year-to-date period ended March 28, 2025. The pre-tax gains or losses attributed to the effective portion of cash flow hedges recognized in AOCI was a $2.4 million loss in the second quarter of fiscal 2024 and was not material in the fiscal year-to-date period ended March 29, 2024.
The pre-tax effective portion of the gains or losses reclassified to the unaudited interim condensed consolidated statements of operations was not material in the second quarter of fiscal 2025, in the fiscal year-to-date period ended March 28, 2025, and in the second quarter of fiscal 2024, and was a $1.0 million gain in the fiscal year-to-date period ended March 29, 2024.
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

As of March 28, 2025 and September 27, 2024, the total notional amounts of outstanding contracts were $138.6 million and $111.7 million, respectively. As of March 28, 2025, the outstanding derivative instruments had maturities of equal to or less than 6 months.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of March 28, 2025. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $0.6 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $0.6 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending March 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REVENUE GENERATION
Markets We Target
Changing trends in content distribution and consumption may negatively impact our business. Changing trends in the way that content is distributed and consumed may impact our existing business and future opportunities for growth. One such trend has been the shift by consumers in certain markets away from subscription-based cable and satellite television providers toward streaming services, commonly referred to as "cord-cutting." While cable and satellite television often require a STB, consumers can also access streaming media through smart TVs or DMA devices. As consumers have trended toward canceling subscriptions to these traditional cable and satellite providers in favor of streaming media, we have observed declines in demand for STBs in certain regions. Other changes to the way content is distributed and consumed may impact our licensing and other businesses in a similar fashion, and we may not be able to anticipate and respond effectively to such future changes.
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
Our revenue from the PC market is reliant on key partnerships and is vulnerable to macroeconomic risks. Our revenue from the PC market depends on several factors, including underlying PC unit shipments, the extent to which our technologies are included on computers, including through operating systems and various subsystems, and the terms of any royalties or other payments we receive. For example, beginning with PCs shipping with the 24H2 version of Windows 11, Microsoft changed the way Dolby’s DD and DD+ decoders are provided to third party PC OEMs. For such devices, Dolby now distributes those codecs directly to PC OEMs instead of through Microsoft’s Windows operating system. To the extent that PC manufacturers do not incorporate our technologies in current and future products, our revenue could be impacted. Further, we rely on a small number of partnerships with key participants in the PC market. If we are unable to maintain these key relationships, we may experience a decline in PCs incorporating our technologies. Demand for PCs has also fluctuated significantly in recent years. Macroeconomic conditions may also adversely impact PC manufacturing, supply chain and distribution, the timing of the adoption of our technologies into products by partners and licensees, and the timing of launches for new products.
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
Our revenue and associated demand for Dolby Cinema and cinema products are affected by cinema industry and macroeconomic conditions, which are subject to risks including consumer trends and box office performance in general, delays in cinematic releases, the seasonality of film releases and associated moviegoing attendance, potential tariffs and other trade barriers, and other events or conditions in the cinema industry. As an example, the COVID-19 pandemic and the restrictions related to the pandemic resulted in reduced cinema attendance and revenue. Additionally, the strikes by the Writers Guild of America and SAG-AFTRA in 2023 effectively halted the production, release, and promotion of certain films for an extended period, resulting in decreased box office receipts, which directly impacted the revenue generated by Dolby Cinema theaters. Such disruptions in the past have impacted, and potential similar disruptions in the future could potentially impact exhibitors’ willingness and ability to invest in Dolby Cinema and cinema products. Also, a portion of our opportunity lies in the China market, which is subject to unique economic and geopolitical risks. Furthermore, future growth of our cinema products offerings also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that such cinema industry and macroeconomic challenges constrain the growth of our Dolby Cinema and cinema products offerings, our revenue may be adversely impacted.
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
Consumer spending weakness may impact our licensees and licensing revenue generally. Weakness in general economic conditions due to inflation, elevated interest rates, lower consumer confidence, tariffs and non-tariff trade barriers, a potential recession, pandemic or other adverse economic conditions, may suppress consumer demand in our markets and consumers going to the movies. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, TVs, STBs, video game consoles, AV Receivers, mobile devices, in-car entertainment systems, and home-theater systems, which makes revenue generated by such technologies vulnerable to weakness in consumer spending. Prolonged weakness in consumer spending may also lead to licensees and other customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Weakness in consumer spending may also increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
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
The market for broadcast technologies in particular has traditionally been heavily based on industry standards, in some cases mandated by governments choosing from among alternative standards. The continued advancement of OTT media delivery and consumption is altering the landscape for broadcast standards. The importance of broadcast standards in the entertainment technology ecosystem has been gradually diminishing over the recent years. This trend is reducing the importance of the inclusion of our technology in certain broadcast standards while increasing the importance of inclusion within internet and mobile industry standards. We cannot predict the extent to which this trend may impact our revenue.
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
We recognize a material portion of our licensing revenue based on our estimate of sales of royalty-bearing products. Upon receipt of actual reporting of sales-based royalties, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. Our sales estimates may be based on reports or studies from third parties may turn out to be inaccurate or incomplete, and that risk may increase when macroeconomic conditions are highly dynamic, which could result in significant variation in the amount of revenue we recognize in a quarter. Additionally, our results of operations could be impacted to the extent that we are required to accelerate recognition of revenue under certain arrangements, potentially causing the amount of revenue we recognize to vary materially from quarter to quarter. While our reporting practices do not change the cash flows or total revenue we ultimately receive from our contracts with customers, they could result in changes to the timing of our reported revenue and income, which in turn could cause volatility in the price of our Class A common stock.
Royalty reporting by our licensees may be inaccurate or understated. We generate licensing revenue primarily from OEMs who license our technologies and incorporate those technologies into their products. Our license agreements generally obligate our licensees to pay us a specified royalty for every product they ship that incorporates our technologies, and we rely on our licensees to report their shipments accurately. However, it is inherently difficult to independently determine whether our licensees are reporting shipments accurately, particularly with respect to software incorporating our technologies because unauthorized copies of such software can be made relatively easily. A licensee may disagree with our interpretation of the terms of a license agreement or, as a result of an audit, a licensee could challenge the accuracy of our calculation. We are regularly involved in discussions with licensees regarding license terms. Most of our license agreements permit us to audit our licensees’ records, and we routinely exercise these rights, typically by using an independent third party auditor. Such audits are generally expensive, time-consuming, and potentially detrimental to our ongoing business relationships with our licensees. In the past, some licensees have understated or failed to report the number of products incorporating our technologies that they shipped, and we have not been able to collect and recognize revenue to which we were entitled. We expect that we will continue to experience understatement and non-reporting of royalties by our licensees. We have been able to obtain certain recovery payments from licensees (either in the form of back payments or settlements), and such recoveries have become a recurring element of our business; however, we are unable to predict with certainty the revenue that we may recover in the future or our ability to continue to obtain such recoveries at all.
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
For instance, to broaden adoption of Dolby Vision and Dolby Atmos, we will need to continue to expand the array of products and consumer devices that incorporate Dolby Atmos and Dolby Vision, expand the pipeline of Dolby Atmos and Dolby Vision content available from content creators, and encourage consumer adoption in the face of competing products and technologies. Similarly, the success of Dolby Cinema and cinema products is dependent on our ability to partner with movie theater exhibitors to launch new Dolby Cinema locations and screens using cinema products and to deploy new sites in accordance with plans, and on the continued release and box-office success of new films in the Dolby Vision and Dolby Atmos formats.
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
Our revenue could decline if we are unable to maintain patent coverage for our technologies. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of March 28, 2025, we had approximately 26,700 issued patents in addition to approximately 5,900 pending patent applications in more than 200 jurisdictions throughout the world. Our currently issued patents expire at various times through December 2047. If we are unable to refresh our technology with new patented inventions or expand our patent portfolio, our revenue could decline. In addition to patents covering technology we license directly, if patents we license through patent pool arrangements expire or we are otherwise unable to maintain our share of pool royalties, then our revenue could be impacted. Additionally, if the patents licensed through a patent pool arrangement are deemed not to be valuable in the aggregate by the licensees of such patent pool, they may not renew their licenses, which could impact our revenue.
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
Unauthorized use of our intellectual property has occurred and will likely continue to occur. We have often experienced, and expect to continue to experience, problems with non-licensee OEMs and software vendors, particularly in certain emerging economies, incorporating our technologies and trademarks into their products without authorization and without paying licensing fees. Unauthorized IP use occurs in the context of both branded products and technology offered through open standards. Manufacturers of ICs containing our technologies occasionally sell these ICs to third parties who are not our system licensees. These sales, and the failure of such manufacturers to report the sales, facilitate the unauthorized use of our IP. As emerging economies have transitioned from analog to digital content, such as the transition from analog to digital broadcast, we have observed an increase in problems with this form of piracy.
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
OPERATIONS
Reliance on key suppliers presents certain risks to our business, many of which are beyond our control. Our reliance on suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components, as well as delays caused by military conflicts, including those between Russia and Ukraine and in the Middle East, and other potential interruptions to the supply chain. Due to the relatively small volume of components we purchase for use in manufacturing, we purchase such components primarily through distributors. As such, we have relatively limited influence over the suppliers of such components to, for example, ensure continuity of supply. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause delays in our operations and increase our production costs. In addition, our suppliers may not be able to meet our production demands as to volume, quality, or timeliness. Avoiding the potential inclusion of “conflict minerals” in the materials used in our products could also affect the sourcing, availability and pricing of such materials as well as the companies we use to manufacture our products.
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
Production processes for our products are subject to interruption, delay, and other risks. Production difficulties or inefficiencies can interrupt production, resulting in our inability to deliver products on time or in a cost-effective manner, which could harm our competitive position. We rely on contract manufacturers to manufacture our products and such reliance involves risks, including limited control over timely delivery and quality of such products. If production of our products is interrupted, we may not be able to manufacture products on a timely basis. A shortage of manufacturing capacity for our products could negatively impact our operating results and damage our customer relationships. We may be unable to quickly adapt manufacturing capacity to rapidly changing market conditions, such as fluctuations in customer demand. Supply chain disruptions and extended lead times for semiconductor and electrical components may limit the availability of products and result in difficulty meeting demand.
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
Many of the markets for our products and for products in which our technologies are incorporated are price sensitive. The markets for the consumer entertainment products in which our technologies are incorporated are intensely competitive and price sensitive. We expect to face increased royalty pricing pressure for our technologies as we seek to increase the adoption of our technologies in online content and portable devices, such as tablets and smartphones. Such pricing pressures may be exacerbated by elevated rates of inflation, tariffs and other trade barriers, which may cause device manufacturers to take additional steps to limit costs. Retail prices for consumer entertainment products that include our audio technologies, such as home theater systems, have decreased significantly, and we expect prices to decrease for the foreseeable future. In response, OEMs have sought to reduce their product costs, which can result in additional downward pressure on the licensing fees we charge. Further, Dolby OptiView faces pricing pressure from other platforms offering similar solutions that may be able to offer competing services at lower prices.
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
Industry relationships have historically played an important role in the markets that we serve, particularly in the entertainment market. For example, sales of our products and services are particularly dependent upon our relationships with major film studios and broadcasters, and licensing of our technologies is particularly dependent upon our relationships with system licensees and IC manufacturers. Industry relationships also play an important role in other markets we serve; for instance, our relationships with companies building real-time digital experiences support the adoption of Dolby OptiView solutions. If we fail to maintain and strengthen our industry relationships, industry participants may be less likely to purchase and use our technologies, products, and services, create content incorporating our technologies, or develop standards that incorporate our technologies.

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
The process of integrating an acquired company, business, or technology into our organization may create challenges to our business, including:
•Diversion of management time and focus from operating our business to acquisition integration challenges;
•Cultural and logistical challenges associated with integrating employees from acquired businesses into our organization and integrating acquired businesses' accounting, human resources, and other administrative systems with existing systems;
•Retaining employees, suppliers and customers from businesses we acquire;
•The need to implement or improve internal controls, procedures, and policies appropriate for a public company at businesses that prior to the acquisition may have lacked effective controls, procedures, and policies;
•Possible write-offs or impairment charges resulting from acquisitions; and
•Unanticipated or unknown liabilities relating to acquired businesses.
LEGAL AND REGULATORY COMPLIANCE
Conducting business internationally presents a number of risks to our business, including trade restrictions and changing, unpredictable, and/or inconsistent laws in the jurisdictions in which we operate. We are dependent on international sales for a substantial amount of our total revenue. Approximately 58% and 62% of our revenue was derived outside of the U.S. in the fiscal year-to-date periods ended March 28, 2025 and March 29, 2024, respectively. We are subject to a number of risks related to conducting business internationally, including:
•U.S. and foreign government trade restrictions or sanctions, including those which may impose restrictions on the importation or exportation of products, equipment, materials, software, technologies, services, on technology transfers, or on the receipt or collection of payments and distribution of royalties, and any political or economic responses or counter-responses to such restrictions or sanctions, including any such restrictions, sanctions, responses, or counter-responses related to global military conflicts, a trade war or changes in US export controls related to China and other countries;
•Changes in global trade or trade relationships, including new and retaliatory tariffs, trade protection measures, import or export licensing requirements, trade agreements, trade embargoes and other trade barriers imposed by the U.S., China, or by other countries;
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
We are subject to complex and changing tax laws which may impact our financial results. We are a U.S. multi-

national company that is subject to tax in multiple U.S. and foreign jurisdictions. We must use judgment to determine our worldwide tax provision. We earn a significant amount of our income outside the U.S. and receive tax benefits from a portion of these foreign sales. Realizability of these benefits are contingent upon existing current tax laws and regulations in the U.S. and countries where we operate. The following could materially affect our effective tax rate:
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
Changes in U.S. tax law, including the Tax Cuts and Jobs Act and the Inflation Reduction Act, may affect our business. These provisions, their interpretations, and other proposed changes to law could further impact our corporate trading structure and adversely affect our tax rate and cash flow in future years.
In addition, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has made changes to many long-standing transfer pricing and cross-border taxation rules that affect our operations. The OECD has introduced a framework to implement a 15% global minimum corporate tax, referred to as Pillar 2 or the minimum tax directive. The minimum tax directive has been adopted by the EU for implementation by its Member States into national legislation, several foreign jurisdictions, and may be adopted by other jurisdictions. Further, the OECD, European Commission, EU Member States and other individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. To the extent these actions take place in the countries that we operate, it is possible that these law changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
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

STOCK-RELATED ISSUES
The Dolby family has control over stockholder decisions as a result of the control of a majority of the voting power of our outstanding common stock by them and their affiliates. At March 28, 2025, the Dolby family and their affiliates owned 289,795 shares of our Class A common stock and 34,587,733 shares of our Class B common stock. As of March 28, 2025, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 84.8% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
GENERAL RISK FACTORS
Macroeconomic conditions, including inflation, elevated interest rates, and supply chain constraints have impacted and may continue to impact the markets we serve and our business and results of operations. Our revenue and operations and the markets we serve have been, and may continue to be, impacted by macroeconomic conditions, including but not limited to, inflation, elevated interest rates, supply chain constraints, increased shipping costs, tariffs and changes in international trade relations, international conflicts, reduced discretionary consumer spending, and reduced new product investment by our customers caused by elevated interest rates and lower demand. The current macroeconomic environment has negatively impacted, and may continue to negatively impact, many of our licensees and that directly impacts, and may continue to impact, our financial results. The impacts of the current macroeconomic environment on our partners have resulted in, and may continue to cause, the disruption of consumer products' supply chains, shortages of certain semiconductor components, and delays in shipments, product development, and product launches. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, we may be negatively impacted by delays in transaction cycles and our recoveries efforts due to the noted macroeconomic conditions and related uncertainty. The future implications of these macroeconomic conditions on our business, the markets we serve, results of operations and overall financial position remain uncertain.
Adverse changes to tariffs, trade agreements, and trade policies may have a negative effect on our business and results of operations. The United States and other countries in our supply chain or in which we have sales have imposed and may impose additional tariffs and other trade regulations, or may adversely adjust prevailing tariff levels and other trade restrictions. We rely on contract manufacturers and component suppliers, some of which are located outside of the United States, and we export our products to and license our technology in foreign countries. As such, newly implemented tariffs and potential future tariffs or other trade barriers could, directly or indirectly, increase the cost of producing or delivering our products and may increase the costs associated with licensing our technology. Our results may also be impacted indirectly by the imposition of tariffs and other trade barriers on our customers and licensees. If the cost to manufacture products that incorporate our technology, such as consumer electronics or cars, is increased as a result of tariffs, it may exert general pricing pressure which could lead manufacturers to discontinue including our technology in their products or to seek price reductions. If the costs of exporting licensees’ products results in higher prices to end consumers, sales of those products may decrease and thus royalty payments to us based on unit shipments may decrease. More generally, the imposition of tariffs and the outbreak of a trade war may lead to general negative economic effects, such as decreased consumer demand, recession or the elevated risk of recession, or higher inflationary pressures, which could adversely impact our business and results of operations.
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
The following table provides information regarding our share repurchases made under the program during the second quarter of fiscal 2025:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
December 28, 2024 - January 24, 2025	—	$—	—	$386.6 million
January 25, 2025 - February 21, 2025	—	$—	—	$386.6 million
February 22, 2025 - March 28, 2025	428,565	$81.67	428,565	$351.6 million
Total	428,565		428,565
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program as of the end of the applicable period and excludes commission costs.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ending March 28, 2025, the following directors and officers, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408, as follows:
On February 14, 2025, Emily Rollins, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 30, 2026, or earlier if all transactions under the trading arrangement are completed.
On February 28, 2025, Andy Sherman, our Executive Vice President, General Counsel, and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 266,416 shares of our Class A common stock. This figure includes an estimate of the number of shares to be acquired under our ESPP that may be sold under the trading arrangement; however, the actual number of shares that will be acquired through the ESPP may vary. In addition, the number of shares that may be sold under the trading arrangement includes the maximum number of shares issuable under Mr. Sherman’s PSU award vesting during the term of the trading arrangement; however, the actual number of shares to be vested will depend on the achievement of applicable performance conditions under such PSU award, as described in Note 9 " Stockholders' Equity and Stock-Based Compensation – Stock Incentive Plans" to our unaudited interim condensed consolidated financial statements. The number of shares that may be sold under the trading arrangement that are subject to the vesting of RSUs and PSUs will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting and settlement of such equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 28, 2026, or earlier if all transactions under the trading arrangement are completed.
On February 28, 2025, Kevin Yeaman, our Chief Executive Officer, President, and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 531,580 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The number of shares that may be sold under the trading arrangement includes the maximum number of shares issuable under Mr. Yeaman’s PSU award vesting during the term of the trading arrangement;

however, the actual number of shares to be vested will depend on the achievement of applicable performance conditions under such PSU award, as described in Note 9 " Stockholders' Equity and Stock-Based Compensation – Stock Incentive Plans" to our unaudited interim condensed consolidated financial statements. The number of shares that may be sold under the trading arrangement that are subject to the vesting of RSUs and PSUs will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting and settlement of such equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 28, 2026, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ending March 28, 2025.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Dolby Laboratories, Inc.	Form 8-K	001-32431	February 7, 2025
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*     Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 1, 2025

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)