Form 10-Q
period 2025-06-27
Dolby Laboratories, Inc.
filed 2025-07-31
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On July 25, 2025, the registrant had 61,184,140 shares of Class A common stock, par value $0.001 per share, and 34,660,045 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended June 27, 2025

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 27, 2025	September 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$698,566	$482,047
Restricted cash	57,998	95,705
Short-term investments	763	—
Accounts receivable, net of allowance for credit losses of $7,107 and $5,361	297,614	315,465
Contract assets, net of allowance for credit losses of $105 and $106	204,381	197,478
Inventories, net	32,415	33,728
Prepaid expenses and other current assets	46,382	69,994
Total current assets	1,338,119	1,194,417
Long-term investments	78,017	89,267
Property, plant, and equipment, net	478,481	479,109
Operating lease right-of-use assets	32,948	39,046
Intangible assets, net	408,150	434,514
Goodwill	528,823	533,208
Deferred taxes	228,639	219,758
Other non-current assets	102,824	120,609
Total assets	$3,196,001	$3,109,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,234	$17,380
Accrued liabilities	317,422	347,529
Income taxes payable	7,148	9,045
Contract liabilities	36,031	31,644
Operating lease liabilities	10,950	12,238
Total current liabilities	388,785	417,836
Non-current contract liabilities	29,029	34,593
Non-current operating lease liabilities	28,160	34,754
Other non-current liabilities	135,776	135,852
Total liabilities	581,750	623,035

Commitments and Contingencies (See Note 15)

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 61,122,796 shares issued and outstanding as of June 27, 2025 and 59,722,442 as of September 27, 2024	54	53
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 34,660,045 shares issued and outstanding as of June 27, 2025 and 35,670,779 as of September 27, 2024	40	41
Retained earnings	2,618,163	2,496,255
Accumulated other comprehensive loss	(13,524)	(19,187)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,604,733	2,477,162
Noncontrolling interest	9,518	9,731
Total stockholders’ equity	2,614,251	2,486,893
Total liabilities and stockholders’ equity	$3,196,001	$3,109,928
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenue:
Licensing	$289,905	$267,082	$966,390	$899,089
Products and services	25,641	21,736	75,716	69,826
Total revenue	315,546	288,818	1,042,106	968,915

Cost of revenue:
Cost of licensing	21,713	17,386	62,508	48,440
Cost of products and services	22,289	18,277	58,105	58,060
Total cost of revenue	44,002	35,663	120,613	106,500

Gross profit	271,544	253,155	921,493	862,415

Operating expenses:
Research and development	65,982	65,501	194,327	195,027
Sales and marketing	86,163	77,518	270,191	246,559
General and administrative	72,307	69,275	212,814	201,183
Restructuring charges/(credits)	(547)	4,078	8,879	7,674
Total operating expenses	223,905	216,372	686,211	650,443

Operating income	47,639	36,783	235,282	211,972

Other income/(expense):
Interest income/(expense), net	4,111	9,439	10,316	27,223
Other income, net	3,766	3,942	16,219	13,550
Total other income	7,877	13,381	26,535	40,773

Income before income taxes	55,516	50,164	261,817	252,745
Provision for income taxes	(8,974)	(10,509)	(54,979)	(47,295)
Net income including noncontrolling interest	46,542	39,655	206,838	205,450
Less: net income attributable to noncontrolling interest	(471)	(1,211)	(1,152)	(2,195)
Net income attributable to Dolby Laboratories, Inc.	$46,071	$38,444	$205,686	$203,255

Net income per share:
Basic	$0.48	$0.40	$2.14	$2.13
Diluted	$0.48	$0.40	$2.11	$2.09
Weighted-average shares outstanding:
Basic	95,897	95,686	95,947	95,593
Diluted	96,900	96,959	97,537	97,412

Related party rent expense:
Included in net income attributable to noncontrolling interest	$71	$71	$213	$213

Cash dividend declared per common share	$0.33	$0.30	$0.99	$0.90
Cash dividend paid per common share	$0.33	$0.30	$0.99	$0.90
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income including noncontrolling interest	$46,542	$39,655	$206,838	$205,450
Other comprehensive income/(loss):
Currency translation adjustments gains/(losses), net of tax benefit/(expense) of $0, $0, $0, and $0	12,982	(837)	4,392	4,547
Unrealized gains/(losses) on investments, net of tax benefit of $0, $0, $0, and $4	(69)	172	(77)	1,944
Unrealized gains/(losses) on cash flow hedges, net of tax benefit/(expense) of ($433), $17, ($354), and ($335)	1,706	(393)	1,432	446
Total other comprehensive income/(loss), net of tax	14,619	(1,058)	5,747	6,937

Total comprehensive income	61,161	38,597	212,585	212,387
Less: comprehensive income attributable to noncontrolling interest	(636)	(1,257)	(1,236)	(2,320)
Comprehensive income attributable to Dolby Laboratories, Inc.	$60,525	$37,340	$211,349	$210,067
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of March 28, 2025	$95	$—	$2,601,552	$(27,978)	$2,573,669	$9,350	$2,583,019
Net income	—	—	46,071	—	46,071	471	46,542
Other comprehensive income, net of tax	—	—	—	14,454	14,454	165	14,619
Distributions to noncontrolling interest	—	—	—	—	—	(468)	(468)
Stock-based compensation expense	—	30,728	—	—	30,728	—	30,728
Capitalized stock-based compensation expense	—	82	—	—	82	—	82
Repurchase of common stock	—	(42,164)	2,173	—	(39,991)	—	(39,991)
Cash dividends declared and paid on common stock	—	—	(31,633)	—	(31,633)	—	(31,633)
Common stock issued under employee stock plans	—	12,557	—	—	12,557	—	12,557
Tax withholdings on vesting of restricted stock	(1)	(1,203)	—	—	(1,204)	—	(1,204)
Balance as of June 27, 2025	$94	$—	$2,618,163	$(13,524)	$2,604,733	$9,518	$2,614,251

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of September 27, 2024	$94	$—	$2,496,255	$(19,187)	$2,477,162	$9,731	$2,486,893
Net income	—	—	205,686	—	205,686	1,152	206,838
Other comprehensive income, net of tax	—	—	—	5,663	5,663	84	5,747
Distributions to noncontrolling interest	—	—	—	—	—	(1,449)	(1,449)
Stock-based compensation expense	—	97,462	—	—	97,462	—	97,462
Capitalized stock-based compensation expense	—	233	—	—	233	—	233
Repurchase of common stock	(1)	(101,238)	11,249	—	(89,990)	—	(89,990)
Cash dividends declared and paid on common stock	—	—	(95,010)	—	(95,010)	—	(95,010)
Common stock issued under employee stock plans	2	38,679	—	—	38,681	—	38,681
Tax withholdings on vesting of restricted stock	(1)	(35,136)	(17)	—	(35,154)	—	(35,154)
Balance as of June 27, 2025	$94	$—	$2,618,163	$(13,524)	$2,604,733	$9,518	$2,614,251

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of March 29, 2024	$94	$—	$2,449,876	$(29,068)	$2,420,902	$16,785	$2,437,687
Net income	—	—	38,444	—	38,444	1,211	39,655
Other comprehensive loss, net of tax	—	—	—	(1,104)	(1,104)	46	(1,058)
Distributions to noncontrolling interest	—	—	—	—	—	(3,448)	(3,448)
Stock-based compensation expense	—	29,337	—	—	29,337	—	29,337
Capitalized stock-based compensation expense	—	206	—	—	206	—	206
Repurchase of common stock	(1)	(38,310)	3,311	—	(35,000)	—	(35,000)
Cash dividends declared and paid on common stock	—	—	(28,703)	—	(28,703)	—	(28,703)
Common stock issued under employee stock plans	1	10,141	—	—	10,142	—	10,142
Tax withholdings on vesting of restricted stock	—	(1,374)	—	—	(1,374)	—	(1,374)
Equity issued in connection with business combination	—	—	—	—	—	(12)	(12)
Balance as of June 28, 2024	$94	$—	$2,462,928	$(30,172)	$2,432,850	$14,582	$2,447,432

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of September 29, 2023	$94	$—	$2,391,990	$(36,984)	$2,355,100	$17,084	$2,372,184
Net income	—	—	203,255	—	203,255	2,195	205,450
Other comprehensive income, net of tax	—	—	—	6,812	6,812	125	6,937
Distributions to noncontrolling interest	—	—	—	—	—	(4,495)	(4,495)
Stock-based compensation expense	—	90,146	—	—	90,146	—	90,146
Capitalized stock-based compensation expense	—	411	—	—	411	—	411
Repurchase of common stock	(2)	(92,974)	(47,023)	—	(139,999)	—	(139,999)
Cash dividends declared and paid on common stock	—	—	(85,971)	—	(85,971)	—	(85,971)
Common stock issued under employee stock plans	2	39,485	—	—	39,487	—	39,487
Tax withholdings on vesting of restricted stock	—	(37,428)	—	—	(37,428)	—	(37,428)
Deconsolidation of subsidiary	—	—	677	—	677	(677)	—
Equity issued in connection with business combination	—	360	—	—	360	350	710
Balance as of June 28, 2024	$94	$—	$2,462,928	$(30,172)	$2,432,850	$14,582	$2,447,432

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	June 27, 2025	June 28, 2024
Operating activities:
Net income including noncontrolling interest	$206,838	$205,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,829	54,199
Stock-based compensation	97,462	90,146
Amortization of operating lease right-of-use assets	8,193	8,745
Amortization of premium on investments	—	(2,586)
Provision for/(benefit from) credit losses	2,582	(2,382)
Deferred income taxes	(9,146)	(18,009)
Other non-cash items affecting net income	(17,553)	(6,181)
Changes in operating assets and liabilities:
Accounts receivable, net	15,234	(21,319)
Contract assets, net	(6,902)	(8,642)
Inventories	4,020	(4,615)
Operating lease right-of-use assets	(1,717)	(7,681)
Prepaid expenses and other assets	46,972	7,527
Accounts payable and accrued liabilities	(48,979)	(80,837)
Income taxes, net	1,895	15,265
Contract liabilities	(1,061)	(3,189)
Operating lease liabilities	(8,237)	(2,577)
Other non-current liabilities	(6,063)	(12,232)
Net cash provided by operating activities	349,367	211,082

Investing activities:
Purchases of marketable securities	—	(147,646)
Proceeds from sales of marketable securities	15,911	4,451
Proceeds from maturities of marketable securities	—	140,839
Proceeds from sale of assets held for sale	16,881	—
Purchases of property, plant, and equipment	(20,104)	(22,628)
Business combinations, net of cash and restricted cash acquired, and other related payments	(1,362)	—
Net cash provided by/(used in) investing activities	11,326	(24,984)

Financing activities:
Proceeds from issuance of common stock	38,681	39,487
Repurchase of common stock	(89,990)	(139,999)
Payment of excise tax on repurchase of common stock	(261)	—
Payment of cash dividend	(95,010)	(85,971)
Distributions to noncontrolling interest	(1,449)	(4,507)
Shares repurchased for tax withholdings on vesting of restricted stock	(35,154)	(37,428)
Equity issued in connection with business combination	—	722
Net cash used in financing activities	(183,183)	(227,696)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,302	2,256
Net increase/(decrease) in cash, cash equivalents, and restricted cash	178,812	(39,342)
Cash, cash equivalents, and restricted cash at beginning of period	577,752	817,966
Cash, cash equivalents, and restricted cash at end of period	$756,564	$778,624

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$58,520	$50,763

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$10,738	$6,146
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
The results for the fiscal quarter and fiscal year-to-date period ended June 27, 2025 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 26, 2025.
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
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended June 27, 2025 and June 28, 2024. Our fiscal years ending September 26, 2025 (fiscal 2025) and September 27, 2024 (fiscal 2024) each consist of 52 weeks.

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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements within the following two quarters. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the third quarter of fiscal 2025, we recorded an unfavorable adjustment of approximately $4 million, primarily related to shipments that occurred in the prior two quarters, and is largely based on actual royalty statements received from licensees that differed from our estimates.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of June 27, 2025, we had $65.1 million of remaining performance obligations, 23% of which we expect to recognize as revenue in fiscal 2025, 38% in fiscal 2026, and the balance of 39% in fiscal years beyond 2026.
F.Disaggregation of Revenue

The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	June 27, 2025		June 28, 2024		June 27, 2025		June 28, 2024
Licensing	$289,905	92%	$267,082	92%	$966,390	93%	$899,089	93%
Products and services	25,641	8%	21,736	8%	75,716	7%	69,826	7%
Total revenue	$315,546	100%	$288,818	100%	$1,042,106	100%	$968,915	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	June 27, 2025		June 28, 2024		June 27, 2025		June 28, 2024
Broadcast	$111,286	38%	$95,430	36%	$321,297	33%	$313,326	35%
Mobile	56,295	19%	63,096	24%	217,942	23%	187,073	21%
CE	28,071	10%	28,352	11%	115,668	12%	123,793	14%
PC	33,589	12%	27,606	10%	123,247	13%	107,223	12%
Other	60,664	21%	52,598	19%	188,236	19%	167,674	18%
Total licensing revenue	$289,905	100%	$267,082	100%	$966,390	100%	$899,089	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Geographic Location	June 27, 2025		June 28, 2024		June 27, 2025		June 28, 2024
United States	$89,825	28%	$76,656	27%	$392,319	38%	$338,479	35%
International	225,721	72%	212,162	73%	649,787	62%	630,436	65%
Total revenue	$315,546	100%	$288,818	100%	$1,042,106	100%	$968,915	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance, typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our unaudited interim condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. We recognized $5.6 million in the third quarter of fiscal 2025 and $26.6 million in the fiscal year-to-date period ended June 27, 2025 from prior period deferred revenue, respectively.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	June 27, 2025	September 27, 2024	Change ($)	Change (%)
Accounts receivable, net	$297,614	$315,465	$(17,851)	(6)%
Contract assets, net	204,381	197,478	6,903	3%
Contract liabilities - current	36,031	31,644	4,387	14%
Contract liabilities - non-current	29,029	34,593	(5,564)	(16)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our unaudited interim condensed consolidated balance sheets as of June 27, 2025 and September 27, 2024 (in thousands).
Accounts Receivable and Contract Assets

	June 27, 2025	September 27, 2024
Trade accounts receivable	$149,979	$170,574
Accounts receivable from patent administration program licensees	154,742	150,252
Contract assets	204,486	197,584
Accounts receivable and contract assets, gross	509,207	518,410
Less: allowance for credit losses on accounts receivable and contract assets	(7,212)	(5,467)
Total accounts receivable and contract assets, net	$501,995	$512,943
Accounts receivable as of June 27, 2025 and September 27, 2024, respectively, includes unbilled accounts receivable balances of $142.0 million and $173.8 million, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via LA's unconditional right to consideration related to its patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to S&M and G&A	Deductions	Ending Balance
For fiscal year-to-date period ended:
September 27, 2024	$10,969	$(2,256)	$(1,877)	$6,836
June 27, 2025	6,836	2,582	(877)	8,541
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of June 27, 2025 and September 27, 2024.
Inventories

	June 27, 2025	September 27, 2024
Raw materials	$6,500	$3,079
Work in process	4,145	4,791
Finished goods	21,770	25,858
Total inventories	$32,415	$33,728
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our unaudited interim condensed consolidated balance sheets. We have included $8.0 million and $10.4 million of inventory within non-current assets as of June 27, 2025 and September 27, 2024, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

	June 27, 2025	September 27, 2024
Prepaid expenses	$26,254	$29,745
Other current assets	20,128	40,249
Total prepaid expenses and other current assets	$46,382	$69,994

Other current assets includes certain assets that are classified as held for sale valued at $24.5 million as of September 27, 2024. During the second quarter of fiscal 2025, we sold $15.8 million of the assets classified as held for sale. During the third quarter of fiscal 2025, the remaining assets no longer met the criteria for held for sale, and as such, we reclassified $8.7 million in assets held for sale to short-term and long-term investments. Refer to Note 16, "Business Combinations" for more information.
Accrued Liabilities

	June 27, 2025	September 27, 2024
Amounts payable to patent administration program partners	$130,169	$156,472
Accrued compensation and benefits	84,898	97,179
Accrued professional fees	19,515	16,568
Unpaid property, plant, and equipment additions	15,007	17,055
Accrued customer refunds	5,027	2,988
Accrued market development funds	7,861	2,522
Other accrued liabilities	54,945	54,745
Total accrued liabilities	$317,422	$347,529
Other Non-Current Liabilities

	June 27, 2025	September 27, 2024
Supplemental retirement plan obligations	$4,984	$4,946
Non-current tax liabilities (1)	88,109	78,355
Other liabilities	42,683	52,551
Total other non-current liabilities	$135,776	$135,852
(1)        Refer to Note 12 "Income Taxes" for additional information related to our tax liabilities.

5. Investments and Fair Value Measurements
In general, we use cash holdings to purchase investment-grade securities diversified among security types, industries, and issuers. Our cash and cash equivalents consist of highly-liquid money market funds. Mutual fund investments held in our SERP are classified as trading securities. Derivative contracts are used to hedge currency risk, and these are carried at fair value and classified as other current assets and accrued liabilities in the unaudited interim condensed consolidated balance sheets.
Our cash and investment portfolio consisted of the following (in thousands):

	June 27, 2025
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$647,548	$—	$—	$647,548	$647,548	$—	$—
Cash equivalents:
Money market funds	51,018	—	—	51,018	51,018	—	—
Cash and cash equivalents	698,566	—	—	698,566	698,566	—	—

Short-term investments:
Marketable equity securities	763	—	—	763	763	—	—
Short-term investments	763	—	—	763	763	—	—

Long-term investments:
Other investments	78,017	—	—	78,017	—	—	—
Long-term investments	78,017	—	—	78,017	—	—	—

Total cash, cash equivalents, and investments	$777,346	$—	$—	$777,346	$699,329	$—	$—

Investments held in supplemental retirement plan:
Assets	$5,082	$—	$—	$5,082	$5,082	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$5,082	$—	$—	$5,082	$5,082	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$1,887	$—	$1,887	$—	$1,887	$—
Assets: included in other non-current assets	—	371	—	371	—	371	—
Liabilities: Included in other accrued liabilities	—	—	(201)	(201)	—	(201)	—

	September 27, 2024
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$482,047	$—	$—	$482,047	$482,047	$—	$—
Cash and cash equivalents	482,047	—	—	482,047	482,047	—	—

Long-term investments:
Other investments	89,267	—	—	89,267	—	—	76,000
Long-term investments	89,267	—	—	89,267	—	—	76,000

Total cash, cash equivalents, and investments	$571,314	$—	$—	$571,314	$482,047	$—	$76,000

Investments held in supplemental retirement plan:
Assets	$5,044	$—	$—	$5,044	$5,044	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$5,044	$—	$—	$5,044	$5,044	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$299	$—	$299	$—	$299	$—
Equity Securities
Our equity securities primarily consist of our equity method investment in Access Advance LLC ("Access Advance") of $64.9 million and $83.9 million as of June 27, 2025 and September 27, 2024, respectively, and equity securities without a readily determinable fair value, valued at $11.8 million and $5.0 million as of June 27, 2025 and September 27, 2024, respectively. The equity method investment and equity securities without a readily determinable value are recorded within short-term and long-term investments in our unaudited interim condensed consolidated balance sheets.
The equity method investment is assessed for impairment, if any, and adjusted for our proportionate share of the investee's net income or loss. Our share of the equity method investee's net income or loss is included in other income/(expense), net on the unaudited interim condensed consolidated statements of operations. Our share of the equity method investee's net income was $3.9 million in the third quarter of fiscal 2025 and was $3.3 million in the third quarter of fiscal 2024. Our share of the equity method investee's net income was $17.2 million in the fiscal year-to-date period ended June 27, 2025 and was $10.2 million in the fiscal year-to-date period ended June 28, 2024.
During the third quarter of fiscal 2025, we reclassified $8.7 million in assets held for sale to short-term and long-term investments. Refer to Note 16, "Business Combinations" for more information.
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
Securities In Gross Unrealized Loss Position.    We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. We had no securities that were in an unrealized loss position as of June 27, 2025 and September 27, 2024, respectively.

Investment Maturities.    The following table summarizes the amortized cost and estimated fair value of the cash equivalents within our investment portfolio based on stated maturities as of June 27, 2025, which are recorded within cash and cash equivalents in our unaudited interim condensed consolidated balance sheets (in thousands):

Range of maturity	Amortized Cost	Fair Value
Due within 1 year	$51,781	$51,781
Due in 1 to 2 years	—	—
Due in 2 to 5 years	—	—
Total	$51,781	$51,781

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations.
As of June 27, 2025 and September 27, 2024, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	June 27, 2025	September 27, 2024
Land	$42,039	$42,010
Buildings and building improvements	290,945	288,908
Leasehold improvements	85,095	86,613
Machinery and equipment	159,913	138,425
Computer equipment and software	195,922	240,930
Furniture and fixtures	31,748	31,581
Equipment provided under operating leases	234,032	244,327
Construction-in-progress	36,400	25,091
Property, plant, and equipment, gross	1,076,094	1,097,885
Less: accumulated depreciation	(597,613)	(618,776)
Property, plant, and equipment, net	$478,481	$479,109

7. Leases
As Lessee
As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the noncontrolling interests in our consolidated subsidiaries. The following table presents the maturity analysis of lease liabilities (in thousands):

June 27, 2025
Operating Leases
Remainder of Fiscal 2025	$3,608
Fiscal 2026	11,451
Fiscal 2027	8,219
Fiscal 2028	7,166
Fiscal 2029	5,922
Thereafter	8,940
Total undiscounted lease payments	45,306
Less: imputed interest	(6,196)
Total lease liabilities	$39,110
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Operating Lease Income
Variable operating lease income	$11,280	$9,107	$26,045	$22,446
Fixed operating lease income	996	931	2,936	2,538
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $0.5 million and $0.9 million as of June 27, 2025 and September 27, 2024, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.

The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	June 27, 2025
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2025	$100	$620
Fiscal 2026	932	220
Fiscal 2027	—	220
Fiscal 2028 and thereafter	—	220
Total undiscounted cash flows	$1,032	1,280
Less: Carrying value of lease receivables		(190)
Difference		$1,090

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance as of September 27, 2024	$533,208
Translation adjustments	939
Measurement period adjustments	(5,324)
Balance as of June 27, 2025	$528,823
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, and customer relationships and contracts. Intangible assets subject to amortization consisted of the following (in thousands):

	June 27, 2025			September 27, 2024
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$587,495	$(316,698)	$270,797	$579,768	$(293,389)	$286,379
Customer relationships	220,852	(83,740)	137,112	220,200	(72,374)	147,826
Other intangible assets	23,163	(22,922)	241	23,125	(22,816)	309
Total	$831,510	$(423,360)	$408,150	$823,093	$(388,579)	$434,514
During the third quarter of fiscal 2025, we purchased various patents for purchase consideration of $5.6 million and upon acquisition, these intangible assets had a weighted-average useful life of 14 years. The remaining intangible assets purchased during the fiscal year-to-date period ended June 27, 2025 were not material. There were no purchases of intangible assets during the third quarter of fiscal 2024 or during the fiscal year-to-date period ended June 28, 2024.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations. Amortization expense was $11.2 million and $7.5 million in the third quarter of fiscal 2025 and 2024, respectively, and $34.0 million and $22.5 million in the fiscal year-to-date periods ended June 27, 2025 and June 28, 2024, respectively. As of June 27, 2025, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2025	$11,278
2026	44,751
2027	44,051
2028	42,014
2029	41,889
Thereafter	224,167
Total	$408,150

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of June 27, 2025, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of June 27, 2025, we had 61,122,796 shares of Class A common stock and 34,660,045 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
As of June 27, 2025, an aggregate of 76,067 shares of PSOs were exercisable and outstanding.

The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding as of September 27, 2024	3,470	$69.04
Grants	327	77.91
Exercises	(433)	53.82
Options outstanding as of June 27, 2025	3,364	71.92	5.21	$21,335
Options vested and expected to vest as of June 27, 2025	3,207	71.73	5.12	21,311
Options exercisable as of June 27, 2025	2,588	$69.80	4.28	20,992
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on June 27, 2025 of $74.05 and excludes the impact of options that were not in-the-money.
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
The following table summarizes information on PSUs granted to our officers that have not vested as of June 27, 2025:

Grant date	Aggregate Shares Granted	Potential Shares at Vest Date (at 200% of Target)
December 15, 2022	90,613	181,226
December 15, 2023	77,283	154,566
December 16, 2024	92,971	185,942
On December 15, 2020, we granted PSUs to our executive officers for an aggregate of 66,138 shares, which vested in December 2023 at 80% of the target award amount. On December 15, 2021, we granted PSUs to our executive officers for an aggregate of 60,301 shares, which vested in December 2024 at 70% of the target award amount. As of June 27, 2025, PSUs which would vest for an aggregate of 255,589 shares at the target award amount (511,178 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of September 27, 2024	3,846	$80.33
Granted	1,866	74.74
Vested	(1,290)	82.28
Forfeitures	(245)	79.94
Non-vested as of June 27, 2025	4,177	$77.25
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year-To-Date Ended
	June 27, 2025	June 28, 2024
Expected term (in years)	4.89	4.86
Risk-free interest rate	4.3%	3.9%
Expected stock price volatility	29.5%	29.4%
Dividend yield	1.7%	1.4%
There were no stock options granted during the third quarters of fiscal 2025 and fiscal 2024, and therefore no weighted average assumptions were used to calculate fair values.
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
The following two tables separately present stock-based compensation expense both by award type and classification in our unaudited interim condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Compensation expense
Stock options	$1,690	$1,540	$5,108	$5,170
Restricted stock units (1) (2)	28,201	26,436	89,028	81,783
Employee stock purchase plan	837	1,361	3,326	3,193
Total stock-based compensation	30,728	29,337	97,462	90,146
Estimated benefit from income taxes	(4,822)	(4,184)	(15,406)	(13,326)
Total stock-based compensation, net of tax	$25,906	$25,153	$82,056	$76,820
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.1 million and $0.2 million of capitalized stock-based compensation related to internal-use software in the third quarter of fiscal 2025 and in the third quarter of fiscal 2024, respectively, and excludes $0.2 million and $0.4 million in the fiscal year-to-date periods ended June 27, 2025 and June 28, 2024, respectively.
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Compensation expense
Cost of products and services	$420	$373	$1,321	$1,139
Research and development	9,189	9,456	29,216	28,511
Sales and marketing	10,589	9,726	33,874	30,134
General and administrative	10,530	9,782	33,051	30,362
Total stock-based compensation	30,728	29,337	97,462	90,146
Estimated benefit from income taxes	(4,822)	(4,184)	(15,406)	(13,326)
Total stock-based compensation, net of tax	$25,906	$25,153	$82,056	$76,820

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the third quarters of fiscal 2025 and fiscal 2024, or in the fiscal year-to-date periods ended June 27, 2025 and June 28, 2024.

Unrecognized Compensation Expense.    As of June 27, 2025, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $12.7 million, which is expected to be recognized over a weighted-average period of 2.7 years. As of June 27, 2025, total unrecognized compensation expense associated with RSUs expected to vest was approximately $222.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of June 27, 2025 (in thousands):

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
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be retired and returned to the status of authorized but unissued shares of Class A common stock. As of June 27, 2025, the remaining authorization to purchase additional shares was $311.6 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2025:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 27, 2024	186,322	$15,000	$80.51
Q2 - Quarter ended March 28, 2025	428,565	34,999	81.67
Q3 - Quarter ended June 27, 2025	526,033	39,991	76.02
Total	1,140,920	$89,990
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.

Dividend Program
The following table summarizes dividends declared under the program during fiscal 2025:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 27, 2024	November 19, 2024	December 3, 2024	December 10, 2024	$0.33	$31.5 million
Q2 - Quarter ended March 28, 2025	January 29, 2025	February 11, 2025	February 19, 2025	$0.33	$31.8 million
Q3 - Quarter ended June 27, 2025	May 1, 2025	May 13, 2025	May 21, 2025	$0.33	$31.6 million
Q4 - Quarter ended September 26, 2025	July 31, 2025	August 12, 2025	August 20, 2025	$0.33	$31.6 million	(1)
(1)The dividend payment amount for the dividend declared in the fourth quarter of fiscal 2025 is estimated based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the record date.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our unaudited interim condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended June 27, 2025				Fiscal Year-To-Date Ended June 27, 2025
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(91)	$(274)	$(27,613)	$(27,978)	$(83)	$—	$(19,104)	$(19,187)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	(68)	1,973	—	1,905	(215)	2,180	—	1,965
Foreign currency translation gains (1)	—	—	12,817	12,817	—	—	4,308	4,308
Income tax effect - expense(3)	—	(391)	—	(391)	—	(391)	—	(391)
Net of tax	(68)	1,582	12,817	14,331	(215)	1,789	4,308	5,882
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	(1)	166	—	165	138	(394)	—	(256)
Income tax effect - benefit/(expense) (3)	—	(42)	—	(42)	—	37	—	37
Net of tax	(1)	124	—	123	138	(357)	—	(219)
Net current-period other comprehensive income/(loss)	(69)	1,706	12,817	14,454	(77)	1,432	4,308	5,663
Ending Balance	$(160)	$1,432	$(14,796)	$(13,524)	$(160)	$1,432	$(14,796)	$(13,524)

	Fiscal Quarter Ended June 28, 2024				Fiscal Year-To-Date Ended June 28, 2024
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(1,086)	$642	$(28,624)	$(29,068)	$(2,858)	$(197)	$(33,929)	$(36,984)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	173	(938)	—	(765)	1,889	(776)	—	1,113
Foreign currency translation gains/(losses) (1)	—	—	(883)	(883)	—	—	4,422	4,422
Income tax effect - benefit/(expense) (3)	—	105	—	105	—	(76)	—	(76)
Net of tax	173	(833)	(883)	(1,543)	1,889	(852)	4,422	5,459
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	(1)	528	—	527	51	1,557	—	1,608
Income tax effect - benefit/(expense) (3)	—	(88)	—	(88)	4	(259)	—	(255)
Net of tax	(1)	440	—	439	55	1,298	—	1,353
Net current-period other comprehensive income/(loss)	172	(393)	(883)	(1,104)	1,944	446	4,422	6,812
Ending Balance	$(914)	$249	$(29,507)	$(30,172)	$(914)	$249	$(29,507)	$(30,172)
(1)The foreign currency translation gains during the third quarter of fiscal 2025, the fiscal year-to-date period ended June 27, 2025, and during the fiscal year-to-date period ended June 28, 2024 were primarily due to the strengthening of other foreign currencies as compared to the U.S. dollar.
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

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$46,071	$38,444	$205,686	$203,255

Denominator:
Weighted-average shares outstanding—basic	95,897	95,686	95,947	95,593
Potential common shares from options to purchase common stock	316	552	395	645
Potential common shares from restricted stock units	660	695	1,147	1,146
Potential common shares from employee stock purchase plan	27	26	48	28
Weighted-average shares outstanding—diluted	96,900	96,959	97,537	97,412

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.48	$0.40	$2.14	$2.13
Diluted	$0.48	$0.40	$2.11	$2.09

Antidilutive awards excluded from calculation:
Stock options	1,516	1,158	1,425	1,139
Restricted stock units	41	2	6	4
Employee stock purchase plan	6	102	1	50

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
On July 4, 2025, the U.S. Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The international provisions are generally effective for the Company's fiscal 2027. The Company is still in the process of evaluating the OBBBA and an estimate of the financial impact cannot be made at this time.
Unrecognized Tax Benefits
As of June 27, 2025, the total amount of gross unrecognized tax benefits was $90.8 million, of which $54.2 million, if recognized, would reduce our effective tax rate. As of September 27, 2024, the total amount of gross unrecognized tax benefits was $81.6 million, of which $49.9 million, if recognized, would reduce our effective tax rate. The fiscal year-to-date period ended June 27, 2025 increase was primarily due to current year reserves for transfer pricing and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our unaudited interim condensed consolidated balance sheets.
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the third quarter of fiscal 2025 was 16.2% or a tax expense of $9.0 million and our effective tax rate in the third quarter of fiscal 2024 was 20.9% or a tax expense of $10.5 million. The decrease in our effective tax rate was primarily due to higher tax benefits related to U.S. federal research and development tax credits partially offset by the mix of earnings favoring jurisdictions with higher tax rates.

Our effective tax rate in the fiscal year-to-date period ended June 27, 2025 was 21.0% or a tax expense of $55.0 million and our effective tax rate in the fiscal year-to-date period ended June 28, 2024 was 18.7% or a tax expense of $47.3 million. The increase in our effective tax rate was primarily due to the mix of earnings favoring jurisdictions with higher tax rates and lower tax benefits related to settlement of stock-based awards partially offset by higher tax benefits related to U.S. federal research and development tax credits.
Compared to the Federal statutory rate of 21%, our effective tax rate for the third quarter of fiscal 2025 was lower, primarily due to higher tax benefits related to U.S. federal research and development tax credits partially offset by the mix of earnings favoring jurisdictions with higher tax rates. Our effective tax rate for the fiscal year-to-date period ended June 27, 2025 was materially the same with the statutory rate.

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
Fiscal 2025 Restructuring Events. In November 2024, we initiated restructuring actions with the purpose of aligning our R&D resources, and to a lesser extent our S&M resources, with our highest strategic priorities. In connection with this plan, we recorded expense in the fiscal year-to-date period ended June 27, 2025 of $9.2 million in severance and other related benefits. The remaining components of this plan were substantially completed by the end of the third quarter of fiscal 2025. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the fourth quarter of fiscal 2025. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2025, due to estimated savings in compensation and benefits of impacted employees. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
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

The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 29, 2023	$20,352	$—	$20,352
Restructuring charges	6,413	(29)	6,384
Cash payments and adjustments	(24,000)	29	(23,971)
Balance at September 27, 2024	2,765	—	2,765
Restructuring charges	8,314	565	8,879
Cash payments and adjustments	(9,359)	(565)	(9,924)
Balance at June 27, 2025	$1,720	$—	$1,720
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

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of June 27, 2025 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2025	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Thereafter	Total
Naming rights	$—	$13,472	$8,534	$8,642	$8,751	$26,923	$66,322
Purchase obligations	7,670	32,841	31,087	19,585	19,208	19,208	129,599
Donation commitments	—	183	153	153	153	586	1,228
Total	$7,670	$46,496	$39,774	$28,380	$28,112	$46,717	$197,149
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

16. Business Combinations
Fiscal 2025
There were no business combinations entered into during the third quarter of fiscal 2025 or during the fiscal year-to-date period ended June 27, 2025.
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
The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed (in thousands):

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
We initially acquired certain assets valued at $24.5 million as part of the acquisition which we planned to sell shortly after the acquisition date. These assets were classified as held for sale within prepaid expenses and other current assets on the consolidated balance sheets and are measured at fair value less cost to sell. During the second quarter of fiscal 2025, we sold $15.8 million of the assets classified as held for sale. During the third quarter of fiscal 2025, the remaining assets no longer met the criteria for held for sale, and as such, we reclassified $8.7 million in assets held for sale to short-term and long-term investments.
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	June 27, 2025		June 28, 2024		June 27, 2025		June 28, 2024
Licensing	$289,905	92%	$267,082	92%	$966,390	93%	$899,089	93%
Products and services	25,641	8%	21,736	8%	75,716	7%	69,826	7%
Total revenue	$315,546	100%	$288,818	100%	$1,042,106	100%	$968,915	100%
LICENSING
The two primary components of our licensing business are Branded Technologies which include Branded Audio Codecs, Dolby Atmos & Dolby Vision, and Patents, which include Audio Patents and Imaging Patents.
We generated over 90% of our revenue in the third quarters of fiscal 2025 and fiscal 2024, and the fiscal year-to-date periods ended June 27, 2025 and June 28, 2024, from agreements to license branded technology and patents that enable approximately 1,000 electronic device manufacturers to enhance the audio and visual capabilities of their products by incorporating our technology. As of June 27, 2025, we had approximately 27,600 issued patents relating to technologies, that are licensed to third parties and comprise a significant portion of our licensing revenue. We have approximately 1,500 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products that incorporate our technologies to inform consumers that they have met our quality specifications.
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
•Dolby AC-4. Dolby AC-4 is an audio codec that uses cutting edge compression to deliver equivalent experiences at half the bitrate of DD+, its predecessor. Dolby AC-4 matches the delivery method with the optimal configuration, enabling encodes tailored for broadcast or streaming and catering to headphone or speaker playback. It is also capable of delivering enhanced, user-configurable, and accessible experiences. The Dolby AC-4 coding system utilizes new aspects of object audio for features like dialogue enhancement or commentator substitution.
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
Dolby OptiView
Dolby OptiView is powering immersive, interactive, and social experiences with real-time engagement for live events, especially sports. Dolby OptiView leverages Dolby’s six decades of experience in the science of sight and sound to deliver 4K video with clarity, depth and detail via our unique content delivery architecture that ensures a high quality, synchronized viewer experience across the globe. This enables our customers to engage viewers effectively with near real time interaction tools that will strengthen connections and drive participation.
Revenue Generation

Dolby OptiView is a software as a service (SaaS) product licensed directly to enterprises via a consumption-based revenue model.
END MARKETS
We generated 92% of our revenue in each of the third quarters of fiscal 2025 and fiscal 2024, and 93% in each of the fiscal year-to-date periods ended June 27, 2025 and June 28, 2024, through licensing our technology, brand, and patents, primarily to device manufacturers. The following table presents the end market composition of revenue from our licensing business for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024	Main Components of Each Category
Broadcast	38%	36%	33%	35%	Televisions and STBs
Mobile	19%	24%	23%	21%	Smartphones and Tablets
CE	10%	11%	12%	14%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	12%	10%	13%	12%	Windows and macOS operating systems and devices
Other	21%	19%	19%	18%	Dolby Cinema, Gaming consoles, Automotive, and Patent pool administrative fees
Total	100%	100%	100%	100%

MACROECONOMIC CONDITIONS
Our revenue can be negatively impacted by macroeconomic conditions, including but not limited to, the financial health of our licensees, inflation, heightened interest rates, foreign exchange rates, rising costs of material, increased shipping costs, tariffs and trade barriers, international conflicts, labor disputes, reduced discretionary consumer spending, and reduced new product investment by our customers. In particular, the U.S. has recently implemented tariffs on certain imports and some U.S. trading partners have implemented or announced retaliatory tariffs or other trade barriers. The situation is highly dynamic and the potential impacts are impossible to predict with certainty. For example, any increases in tariffs or other trade barriers may, directly or indirectly, increase the cost of producing or delivering our products, increase the costs to our licensees of licensing our technology, and may decrease demand for our products and services. If the costs or lead times required for our licensees to manufacture and export their products, such as consumer electronics products and cars, result in higher prices or longer lead times for end consumers, sales of those products may decrease and thus royalty payments payable to Dolby that are based on unit shipments may decrease. Any of the foregoing impacts could negatively impact our revenue from licensing and product sales.
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
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We work across our ecosystem of partners including creators, distributors and device manufacturers to increase the number of Dolby experiences that people can enjoy by enhancing content, including movies and TV, music and live sports, using Dolby branded technologies. Increased content in these areas increases our value proposition across our end markets. In movies and TV, thousands of movie titles and tens of thousands of

TV episodes have been created and released in Dolby Atmos and/or Dolby Vision. Major streaming partners and services such as Netflix, Disney+, Apple TV+, Amazon, HBO Max, Paramount+, and other streaming partners and services internationally, continue to enhance content in Dolby Vision and Dolby Atmos. During the third quarter of fiscal 2025, FIFA Club World Cup soccer, the Stanley Cup Finals, the French Open, the Indian Premier League playoffs and finals, and the World Test Cricket Championship Final were all available in Dolby. Additionally, HBO Max, which streams most of its sporting events in Dolby Atmos and Dolby Vision, announced that it will launch its service in a dozen new countries during the summer of 2025 thereby increasing the number of consumers that can access content encoded in Dolby formats.
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
In fiscal 2024, we completed the acquisition of GE Licensing, which strengthens our position in existing programs, most notably the HEVC video program. The GE Licensing transaction also yielded an increased ownership interest in Access Advance, a patent pool administrator. Income from our ownership interest in Access Advance is reflected as other income, net, in our unaudited interim condensed consolidated statements of operations.
In the second quarter of fiscal 2025, Access Advance, in which we have a minority interest, announced the launch of its new Video Distribution Patent Pool. In the third quarter, Access Advance announced an inaugural list of 31 licensors to the pool, including notable licensors MediaTek, ETRI, Mitsubishi, Philips, SK Telecom, Hyundai, Kia, and JVC, and four licensees, ByteDance, Kuaishou, Tencent, and NTT Docomo. Also, four new licensees joined the HEVC pool administered by Access Advance and eight licensees renewed, including LG Electronics. HP and two other new licensees joined Access Advance's VVC program.
In the third quarter, Transsion took a license to Via LA’s AAC Program and Alps Alpine, Pioneer and Robert Bosch renewed their licenses. Skullcandy took a new license to Via LA’s Qi Wireless pool. Amino and Sangoma took new licenses in the OPUS Patent Pool, in which we are a licensor.
Also in the third quarter, we agreed to acquire a portfolio of VVC patents from Intellectual Discovery, enhancing our portfolio of patents related to video compression codecs.
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
Licensing End Markets
The following are highlights from our third quarter of fiscal 2025 and key challenges related to Dolby's licensing businesses, by market.
Broadcast
Highlights: We have an established global presence and broad adoption of our branded audio and patent licensing technologies in broadcast services and devices, which primarily include TVs and STBs. We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. We have strong attach rates for Dolby Atmos and Dolby Vision with high end TVs and continue to grow adoption on mid-range TVs. Many partners continue to expand their support of the combined Dolby Vision and Dolby Atmos experience. In the third quarter of fiscal 2025, Haier released its S90E series TV which supports Dolby Vision IQ and Dolby Atmos in Indonesia. Dolby Vision IQ offers intelligent features that are designed to enhance Dolby Vision in all ambient light environments. Also in the third quarter of fiscal 2025, TCL announced that Dolby Atmos FlexConnect will be supported in TCL's range of 2025 QD-Mini LED TVs and upcoming Z100 wireless speaker.
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
Mobile
Highlights: We continue to promote adoption of our technologies across major mobile ecosystems, including Apple and Android. Our patent licensing technologies are adopted broadly throughout the mobile device ecosystem. Dolby Atmos and Dolby Vision are included throughout the Apple device line-up and in Apple TV+, and Dolby Atmos is included in Apple Music. Dolby Vision Capture has been supported on all iPhones since the iPhone 12 and the release of the iOS 18 unlocked support for higher frame rates. We have strong adoption of Dolby Atmos and our branded audio codecs across high-end Android mobile devices and are focused on growing our presence on low and mid-tier phones. An increasing number of Android device manufacturers have adopted Dolby Vision and Dolby Vision Capture on high end devices and we are focused on the opportunity to significantly increase our adoption. The breadth of mobile devices supporting Dolby technologies continues to increase globally. In the third quarter of fiscal 2025, Motorola launched its first smartphone supporting Dolby Vision Capture. Also in the third quarter of fiscal 2025, the Xiaomi 15S Pro and Xiaomi Civi 5 Pro launched with Dolby Vision and Dolby Atmos.
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
Consumer Electronics
Highlights: We have an established presence in the home entertainment market across devices such as wireless and smart speakers, soundbars, DMAs (devices that connect a home media system to the internet), and AVRs, through the inclusion of our branded audio codecs, and increasingly through the inclusion of Dolby Atmos and Dolby Vision. Our patent licensing technologies also have broad adoption in the home entertainment market. We continue to focus on expanding the availability of Dolby technologies to new devices. In the third quarter of fiscal 2025, Samsung TV announced that its Q-series soundbars Q990F and QS700F now support Dolby Atmos. Additionally, Boat announced a new range of soundbars that support Dolby Atmos. Also in the third quarter of fiscal 2025, JBL released the Bar 1000 MK2 soundbar and LG released its LG S95AR soundbar, both supporting Dolby Atmos. Also, Marshall, the amplifier brand, launched its first soundbar, Heston 120, supporting Dolby Atmos.
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

Personal Computers
Highlights: DD+ enhances audio playback in Mac computers through the operating system with native support in the Safari browser, and Windows-based PCs through PC OEM implementations and native support in the Microsoft Edge browser. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of personal computers from partners such as Apple, Lenovo, Dell, Samsung, Microsoft, and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming. In the third quarter of fiscal 2025, we partnered with Lenovo and Google to launch the first Chromebook to support Dolby Atmos.
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
Other Markets
Highlights: We generate revenue from the automotive industry primarily through the adoption of Dolby Atmos in cars. For example, one of our earliest partners, Mercedes, had over 15 Atmos-enabled models in market by the end of 2024. Recently, Audi announced that it will be supporting Dolby Atmos in their Q7, Q8, A8, and E Tron GT vehicle models. In India, Tata launched their Harrier EV vehicle model, which supports Dolby Atmos. During the third quarter of fiscal 2025, Mahindra's Thar ROXX AX7L SUV will support Dolby Atmos.
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
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with sites located in the U.S. and internationally. Recently, the first global Dolby Vision and Dolby Atmos screens opened in Seoul, South Korea and Beijing, China. Additionally, during the third quarter of fiscal 2025, CineEurope 2025 showcased premium Dolby technologies, and Germany’s first Dolby Vision and Dolby Atmos-enabled cinema.
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
Cinema Products and Services
Highlights: To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the third quarter of fiscal 2025, there are over 8,400 Dolby Atmos screens installed or committed and over 4,100 Dolby Atmos theatrical titles have been announced or released.
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
RESULTS OF OPERATIONS
For each line item included on our unaudited interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the unaudited interim condensed consolidated financial statements for the quarters and fiscal year-to-date periods ended June 27, 2025 and June 28, 2024. Note that adjustments related to sales-based royalties that were misreported by licensees as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	June 27, 2025	June 28, 2024	$	%	June 27, 2025	June 28, 2024	$	%
Revenue	$289,905	$267,082	$22,823	9%	$966,390	$899,089	$67,301	7%
Percentage of total revenue	92%	92%			93%	93%
Cost of licensing	21,713	17,386	4,327	25%	62,508	48,440	14,068	29%
Gross margin	268,192	249,696	18,496	7%	903,882	850,649	53,233	6%
Gross margin percentage	93%	93%			94%	95%

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Licensing Revenue By Market	June 27, 2025		June 28, 2024		June 27, 2025		June 28, 2024
Broadcast	$111,286	38%	$95,430	36%	$321,297	33%	$313,326	35%
Mobile	56,295	19%	63,096	24%	217,942	23%	187,073	21%
CE	28,071	10%	28,352	11%	115,668	12%	123,793	14%
PC	33,589	12%	27,606	10%	123,247	13%	107,223	12%
Other	60,664	21%	52,598	19%	188,236	19%	167,674	18%
Total licensing revenue	$289,905	100%	$267,082	100%	$966,390	100%	$899,089	100%

Current Quarter: Q3 2025 vs. Q3 2024

Factor	Licensing Revenue		Gross Margin
PC	á	Higher revenue from recoveries and timing of Dolby Atmos and Dolby Vision minimum volume commitments partially offset by lower unit shipments in our foundational audio technologies	á	Higher revenue offset by higher amortization of acquired intangible assets
Broadcast	á	Higher revenue from recoveries and timing of audio patent minimum volume commitments
Other	á	Higher automotive revenue driven by adoption of Dolby Atmos and Dolby Vision, and higher Dolby Cinema driven by better box office
Mobile	â	Lower revenue primarily from timing of minimum volume commitments in our imaging patent programs
CE	ßà	Flat revenue year over year. Increase in Atmos adoption offset by lower unit shipments in our foundational audio technologies

Year-To-Date: Q3 2025 vs. Q3 2024
Factor	Licensing Revenue		Gross Margin
Mobile	á	Higher revenue from our imaging patent programs and timing of minimum volume commitments in our audio patent programs	á	Higher revenue offset by higher amortization of acquired intangible assets
PC	á	Higher revenue from our imaging patent programs partially offset by lower unit shipments in our foundational technologies
Other	á	Higher automotive revenue driven by adoption of Dolby Atmos and Dolby Vision and higher Dolby Cinema revenue due to higher box office receipts, partially offset by lower revenue from game consoles due to lower unit shipments and timing of minimum volume commitments
CE	â	Lower revenue primarily due to lower recoveries, partially offset by Atmos adoption and higher revenue from imaging patent programs
Broadcast	á	Higher revenue primarily due to a higher true-up, timing of minimum volume commitments and higher revenue from our imaging patent programs
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	June 27, 2025	June 28, 2024	$	%	June 27, 2025	June 28, 2024	$	%
Revenue	$25,641	$21,736	$3,905	18%	$75,716	$69,826	$5,890	8%
Percentage of total revenue	8%	8%			7%	7%
Cost of products and services	22,289	18,277	4,012	22%	58,105	58,060	45	—%
Gross margin	3,352	3,459	(107)	(3)%	17,611	11,766	5,845	50%
Gross margin percentage	13%	16%			23%	17%
Current Quarter: Q3 2025 vs. Q3 2024

Factor	Products and Services Revenue		Gross Margin
Products	ßà	No significant fluctuations	ßà	No significant fluctuations
Services	á	Higher services revenue primarily driven by Dolby OptiView	â	Lower gross margin driven by higher Dolby Cinema-related purchases, offset by higher services revenue

Year-To-Date: Q3 2025 vs. Q3 2024
Factor	Products and Services Revenue		Gross Margin
Products	ßà	No significant fluctuations	á	Higher gross margin primarily due to lower inventory reserve provision in the current year
Services	á	Higher services revenue primarily driven by Dolby OptiView	á	Higher gross margin due to higher services revenue, offset by Dolby Cinema-related purchases
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 27, 2025	June 28, 2024	$	%	June 27, 2025	June 28, 2024	$	%
Research and development	$65,982	$65,501	$481	1%	$194,327	$195,027	$(700)	—%
Percentage of total revenue	21%	23%			19%	20%
Current Quarter: Q3 2025 vs. Q3 2024

Category	Key Drivers
Research and Development	ßà	No significant fluctuations

Year-To-Date: Q3 2025 vs. Q3 2024
Category	Key Drivers
Research and Development	ßà	No significant fluctuations
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 27, 2025	June 28, 2024	$	%	June 27, 2025	June 28, 2024	$	%
Sales and marketing	$86,163	$77,518	$8,645	11%	$270,191	$246,559	$23,632	10%
Percentage of total revenue	27%	27%			26%	25%
Current Quarter: Q3 2025 vs. Q3 2024

Category	Key Drivers
Legal, Professional, & Consulting	á	Higher costs of $3.2 million to support litigation-related activities
Other	á	Higher payroll salaries expense and higher spend on tradeshows

Year-To-Date: Q3 2025 vs. Q3 2024
Category	Key Drivers
Legal, Professional, and Contractors	á	Higher costs of $12.5 million primarily due to litigation-related activities and acquired costs from recent business combinations activities
Compensation	á	Higher costs of $7.3 million primarily due to higher salaries expense due to higher headcount and higher bonus and commissions
Marketing Programs	â	Lower costs of $5.4 million in marketing spend due to timing of marketing programs
Stock-based Compensation	á	Higher costs of $3.7 million primarily due to increase in RSU share count and lower benefit from forfeitures due to restructuring activities in the prior year
Travel & Entertainment	á	Higher costs of $2.2 million primarily due to increased travel
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation and amortization, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 27, 2025	June 28, 2024	$	%	June 27, 2025	June 28, 2024	$	%
General and administrative	$72,307	$69,275	$3,032	4%	$212,814	$201,183	$11,631	6%
Percentage of total revenue	23%	24%			20%	21%
Current Quarter: Q3 2025 vs. Q3 2024

Category	Key Drivers
Marketing Programs	â	Lower costs of $1.9 million primarily due to higher charitable contributions in the prior year
Credit Loss Expense	á	Higher costs of $1.5 million primarily due to an increase in aged receivables

Year-To-Date: Q3 2025 vs. Q3 2024
Category	Key Drivers
Credit Loss Expense	á	Higher costs of $5.0 million primarily due to an increase in aged receivables
Other	á	Higher incentive compensation, higher salaries expense, and higher stock-based compensation
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 27, 2025	June 28, 2024	$	%	June 27, 2025	June 28, 2024	$	%
Restructuring charges	$(547)	$4,078	$(4,625)	(113)%	$8,879	$7,674	$1,205	16%
Percentage of total revenue	—%	1%			1%	1%
Fiscal 2025 Restructuring Events. In November 2024, we initiated restructuring actions with the purpose of aligning our R&D resources, and to a lesser extent our S&M resources, with our highest strategic priorities. In connection with this plan, we recorded expense in the fiscal year-to-date period ended June 27, 2025 of $9.2 million in severance and other related benefits. The remaining components of this plan were substantially completed by the end of the third quarter of fiscal 2025. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the fourth quarter of fiscal 2025. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2025, due to estimated savings in compensation and benefits of impacted employees. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 27, 2025	June 28, 2024	$	%	June 27, 2025	June 28, 2024	$	%
Other income	$7,877	$13,381	$(5,504)	(41)%	$26,535	$40,773	$(14,238)	(35)%
Percentage of total revenue	2%	5%			3%	4%
Current Quarter: Q3 2025 vs. Q3 2024

Category	Key Drivers
Interest Income	â	Flat yields on lower invested cash and short term investments balances

Year-To-Date: Q3 2025 vs. Q3 2024
Category	Key Drivers
Interest Income	â	Lower yields on lower invested cash balances and short term investments
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Provision for income taxes	$(8,974)	$(10,509)	$(54,979)	$(47,295)
Effective tax rate	16.2%	20.9%	21.0%	18.7%
Current Quarter: Q3 2025 vs. Q3 2024

Factor	Impact On Effective Tax Rate
Research and Development	â	Higher benefit from R&D tax credits
Foreign Operations	á	Lower benefit from earned income in lower tax jurisdictions

Year-To-Date: Q3 2025 vs. Q3 2024
Factor	Impact On Effective Tax Rate
Foreign Operations	á	Lower benefit from earned income in lower tax jurisdictions
Research and Development	â	Higher benefit from R&D tax credits
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards

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
As of June 27, 2025, we had cash and cash equivalents of $698.6 million, which consisted of cash and highly liquid money market funds. In addition, we had short and long-term investments of $78.8 million, which primarily consisted of an equity method investment and equity securities without a readily determinable fair value.
The following table presents selected financial information as of June 27, 2025 and September 27, 2024 (in thousands):

	June 27, 2025	September 27, 2024
Cash and cash equivalents	$698,566	$482,047
Short-term investments	763	—
Long-term investments	78,017	89,267
Accounts receivable, net	297,614	315,465
Accounts payable and accrued liabilities	334,656	364,909
Working capital	949,334	776,581
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
During fiscal 2024, we acquired 100% of the issued and outstanding equity interests of GE Intellectual Property Licensing, LLC and GE Technology Development, Inc., which, collectively with each of their subsidiaries, comprised General Electric’s intellectual property licensing business that primarily targeted the consumer digital media and electronics sectors. Our cash and cash equivalents, short-term and long-term investments declined significantly as result of this acquisition, but we have increased our cash and cash equivalent balances in fiscal 2025 through normal operations.
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
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $3.0 billion of stock repurchases under the program.
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. In the third quarter of fiscal 2025, a quarterly dividend of $0.33 per share was paid on our Class A and Class B common stock to eligible stockholders of record.

Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the unaudited interim condensed consolidated statement of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).
Operating Activities

	Fiscal Year-To-Date Ended
	June 27, 2025	June 28, 2024
Net cash provided by operating activities	$349,367	$211,082
Net cash provided by operating activities increased $138.3 million in the fiscal year-to-date period ended June 27, 2025 as compared to the fiscal year-to-date period ended June 28, 2024, primarily due to the following:

Factor	Impact On Cash Flows
Operating assets and liabilities	á	Higher inflows due to lower prepaid expenses and other current assets, lower accounts receivable, offset by lower income taxes
Investing Activities

	Fiscal Year-To-Date Ended
	June 27, 2025	June 28, 2024
Net cash provided by/(used in) investing activities	$11,326	$(24,984)
Net cash provided by/(used in) investing activities was $36.3 million higher in the fiscal year-to-date period ended June 27, 2025 as compared to the fiscal year-to-date period ended June 28, 2024, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Investments	á	Lower outflows from the purchase of marketable investment securities
Proceeds from Investments	â	Lower inflows from the sale and maturity of marketable investment securities
Proceeds from Sale of Assets Held for Sale	á	Higher inflows from sale of held for sale assets
Financing Activities

	Fiscal Year-To-Date Ended
	June 27, 2025	June 28, 2024
Net cash used in financing activities	$(183,183)	$(227,696)
Net cash used in financing activities was $44.5 million lower in the fiscal year-to-date period ended June 27, 2025 as compared to the fiscal year-to-date period ended June 28, 2024, primarily due to the following:

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
In the third quarter of fiscal 2025, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of June 27, 2025, we had cash and cash equivalents of $698.6 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $78.8 million, which primarily consisted of an equity method investment and equity securities without a readily determinable fair value. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations.
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
The pre-tax gains attributed to the effective portion of cash flow hedges recognized in AOCI was $2.0 million in the third quarter of fiscal 2025 and $2.2 million in the fiscal year-to-date period ended June 27, 2025. The pre-tax losses attributed to the effective portion of cash flow hedges recognized in AOCI was $0.9 million in the third quarter of fiscal 2024 and was not material in the fiscal year-to-date period ended June 28, 2024.
The pre-tax effective portion of the gains or losses reclassified to the unaudited interim condensed consolidated statements of operations was not material in the third quarter of fiscal 2025, in the fiscal year-to-date period ended June 27, 2025, and in the third quarter of fiscal 2024, and was a $1.6 million gain in the fiscal year-to-date period ended June 28, 2024.
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

As of June 27, 2025 and September 27, 2024, the total notional amounts of outstanding contracts were $218.5 million and $111.7 million, respectively. As of June 27, 2025, the outstanding derivative instruments had maturities of equal to or less than 15 months.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of June 27, 2025. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $6.6 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $6.6 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ending June 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue could decline if we are unable to maintain patent coverage for our technologies. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of June 27, 2025, we had approximately 27,600 issued patents in addition to approximately 6,100 pending patent applications in more than 200 jurisdictions throughout the world. Our currently issued patents expire at various times through December 2047. If we are unable to refresh our technology with new patented inventions or expand our patent portfolio, our revenue could decline. In addition to patents covering technology we license directly, if patents we license through patent pool arrangements expire or we are otherwise unable to maintain our share of pool royalties, then our revenue could be impacted. Additionally, if the patents licensed through a patent pool arrangement are deemed not to be valuable in the aggregate by the licensees of such patent pool, they may not renew their licenses, which could impact our revenue.
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
LEGAL AND REGULATORY COMPLIANCE
Conducting business internationally presents a number of risks to our business, including trade restrictions and changing, unpredictable, and/or inconsistent laws in the jurisdictions in which we operate. We are dependent on international sales for a substantial amount of our total revenue. Approximately 62% and 65% of our revenue was derived outside of the U.S. in the fiscal year-to-date periods ended June 27, 2025 and June 28, 2024, respectively. We are subject to a number of risks related to conducting business internationally, including:
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
Changes in U.S. tax law may affect our business. For example, in July 2025 budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (the “OBBBA”), was signed into law. The OBBBA contains several changes to corporate taxation rules which may affect our business. These provisions, their interpretations, and other proposed changes to law could further impact our corporate trading structure and adversely affect our tax rate and cash flow in future years.
In addition, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has made changes to many long-standing transfer pricing and cross-border taxation rules that affect our operations. The OECD has introduced a framework to implement a 15% global minimum corporate tax, referred to as Pillar 2 or the minimum tax directive. The minimum tax directive has been adopted by the EU for implementation by its Member States into national legislation, several foreign jurisdictions, and may be adopted by other jurisdictions. Further, the OECD, European Commission, EU Member States and other individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. Recently, the G7 and the U.S. Treasury Department announced an agreement that impacts U.S.-parented group companies whereby the Pillar 2 rules and the U.S. international tax regime will operate in parallel. To the extent these developments impact actions by tax jurisdictions in the countries that we operate, it is possible that these and future law changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
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

STOCK-RELATED ISSUES
The Dolby family has control over stockholder decisions as a result of the control of a majority of the voting power of our outstanding common stock by them and their affiliates. At June 27, 2025, the Dolby family and their affiliates owned 289,795 shares of our Class A common stock and 34,587,733 shares of our Class B common stock. As of June 27, 2025, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 84.9% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
Adverse changes to tariffs, trade agreements, and trade policies may have a negative effect on our business and results of operations. The United States and other countries in our supply chain or in which we have sales have imposed and may impose additional tariffs and other trade regulations, or may adversely adjust prevailing tariff levels and other trade restrictions. We rely on contract manufacturers and component suppliers, some of which are located outside of the United States, and we export our products to and license our technology in foreign countries. As such, newly implemented tariffs and potential future tariffs or other trade barriers could, directly or indirectly, increase the cost or time required to produce or deliver our products and may increase the costs associated with licensing our technology. Our results may also be impacted indirectly by the imposition of tariffs and other trade barriers on our customers and licensees. If the cost to manufacture products that incorporate our technology, such as consumer electronics or cars, is increased as a result of tariffs, it may exert general pricing pressure which could lead manufacturers to discontinue including our technology in their products or to seek price reductions. If the costs or lead times associated with exporting licensees’ products or the components thereof result in higher prices or longer lead times for end consumers, sales of those products may decrease and thus royalty payments to us based on unit shipments may decrease. More generally, the imposition of tariffs and the outbreak of a trade war may lead to general negative economic effects, such as decreased consumer demand, recession or the elevated risk of recession, or higher inflationary pressures, which could adversely impact our business and results of operations.
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
The following table provides information regarding our share repurchases made under the program during the third quarter of fiscal 2025:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
March 29, 2025 - April 25, 2025	—	$—	—	$351.6 million
April 26, 2025 - May 23, 2025	512,442	$76.04	512,442	$312.6 million
May 24, 2025 - June 27, 2025	13,591	$75.42	13,591	$311.6 million
Total	526,033		526,033
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program as of the end of the applicable period and excludes commission costs.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ending June 27, 2025, the following directors and officers, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408, as follows:
On May 14, 2025, John Couling, our Senior Vice President, Entertainment, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 7,693 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 14, 2026, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ending June 27, 2025.

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
Date: July 31, 2025

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)