Form 10-K
period 2025-09-26
Dolby Laboratories, Inc.
filed 2025-11-18
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 28, 2025 was $3.0 billion. This calculation excludes the shares of Class A and Class B common stock held by executive officers, directors and stockholders whose combined ownership of Class A and Class B common stock exceeds 5% of the shares of Class A common stock outstanding as of March 28, 2025. This calculation does not reflect a determination that such persons are affiliates for any other purposes.
On October 24, 2025, the registrant had 60,845,846 shares of Class A common stock, par value $0.001 per share, and 34,660,045 shares of Class B common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 26, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

DOLBY LABORATORIES, INC.
FORM 10-K
For the Fiscal Year Ended September 26, 2025

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income (Loss)
API	Application Programming Interface
APIC	Additional Paid In-Capital
ARPU	Average Revenue Per Unit
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVC	Advanced Video Coding
AVR	Audio/Video Receiver
CE	Consumer Electronics
CODM	Chief Operating Decision Maker
COSO	Committee of Sponsoring Organizations (of the Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DTV	Digital Television
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General and Administrative
HDR	High-Dynamic Range
HE-AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
IC	Integrated Circuit
IBR	Incremental Borrowing Rate
IP	Intellectual Property
LP	Limited Partner/Partnership
NOL	Net Operating Loss
OECD	Organization For Economic Co-Operation and Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PLF	Premium Large Format
PP&E	Property, Plant, and Equipment
PSO	Performance-Based Stock Option
PSU	Performance-Based Restricted Stock Unit
R&D	Research and Development
ROU	Right-Of-Use
RSU	Restricted Stock Unit
S&M	Sales and Marketing
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
STB	Set-Top Box
TSR	Total Stockholder Return
U.S. GAAP	Generally Accepted Accounting Principles in the United States
VVC	Versatile Video Coding

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

PART I

ITEM 1. BUSINESS
OVERVIEW
Founded in 1965, we are in the business of improving entertainment experiences by inventing and innovating technologies that advance audio and video capture, transmission, and playback. We enable highly compelling experiences in movies and TV shows, music, sports and more by meeting the needs of content creators, distributors, and consumer electronics manufacturers. We have been at the forefront of multiple audio and video revolutions over the last sixty years including the transitions from mono to stereo then surround, analog to digital, and terrestrial broadcasting to streaming. Our strength and durability stem from our ability to combine our expertise in signal processing with our close relationships with artists and other industry experts to continually bring to the creative community technology that allows them to express themselves in new and compelling ways.
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

	Fiscal Year Ended
Revenue	September 26, 2025	September 27, 2024	September 29, 2023
Licensing	93%	93%	92%
Products and services	7%	7%	8%
Total	100%	100%	100%

Licensing
The two primary components of our licensing business are Branded Technologies which include Branded Audio Codecs, Dolby Atmos, and Dolby Vision, and Patents, which include Audio Patents and Imaging Patents.
We generated over 90% of our revenue in fiscal 2025 from agreements to license branded technology and patents that enable approximately 1,000 electronic device manufacturers to enable and enhance the audio and visual capabilities of their products by incorporating our technology.
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
Dolby branded technologies are part of a unique and broad ecosystem that includes content creators, distributors (such as streaming media companies and broadcasters), and device manufacturers. Initial ecosystem adoption of these technologies yields a virtuous cycle. The more content made available using our branded technologies, the higher the likelihood that more devices embed our technology to facilitate the playback of that content. The more device manufacturers include our technology, the more content creators and distributors want to make content available in Dolby formats.
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
•Dolby Atmos. Dolby Atmos is the evolution of surround sound technology that creates a three-dimensional audio experience with object-based sound technology with up to 128 audio objects that can be positioned anywhere to allow for precise placement and movement of sound in a three-dimensional space. This is achieved by adding height channels and spatially encoded digital signals. Dolby Atmos can adapt to varied playback environments and devices, including stereo headphones, speakers, receivers, TVs, soundbars, AVRs, and automotive systems.

•Dolby Vision. Dolby Vision is a visual technology that uses HDR to improve the quality of images in movies, TV shows, sports, and games. Dolby Vision is designed to make images appear more realistic by enhancing details in both dark and bright areas, and by increasing brightness, increasing the range of colors, and depicting deep blacks. It includes dynamic metadata that adjusts the picture based on a display's capabilities on a per-frame or per-shot basis.
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
The amount of content created in Dolby Atmos and Dolby Vision is large and growing. In addition to strong momentum in music, TV shows and movies, we are also seeing strong global momentum in user-generated content, audio books, and live sports. We believe that this growing body of Dolby Atmos and Dolby Vision content provides device manufacturers with an incentive to license our technology in order to make it available to their customers.
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
Looking forward, Dolby intends to continue to actively participate (both in standards bodies and independently) in the development of next-generation standardized audio and video technologies and, in particular, we are exploring the use of artificial intelligence in the development and use of audio and video codecs.
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
We operate as licensors in patent pools administered by several patent pool administrators including Access Advance LLC ("Access Advance"), Sisvel, Via Licensing Alliance LLC ("Via LA") and Vectis. We are a majority stockholder and licensor in Via LA, which we co-own with Philips and Mitsubishi. We hold a minority ownership interest in Access Advance. Patent pool administration fees are paid as a percentage of royalties collected for services rendered by the pool administrator such as royalty collection, allocation and compliance, financial reporting, and tax planning and preparation.
The vast majority of our patent licensing revenue comes from patent pools in the form of royalties, and a minority of our patent licensing revenue is generated from bilateral licensing agreements between Dolby and licensees, with licensing fees negotiated directly with the licensee. We also generate revenue from Via LA administration fees.
Recoveries
We also generate licensing revenue via recoveries, which is revenue attributable to unlicensed or under-reported distribution of products incorporating our technologies in prior periods. Recoveries arise in the context of both branded technology licensing and patent licensing, and usually result from a settlement following a licensee audit under an existing license agreement, or as part of back-royalties paid in connection with a license agreement with a new licensee. Within the Results of Operations section of Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", revenue attributable to previous periods' usage including settlements are collectively referred to as "recoveries." Recoveries are a recurring element of our business and are subject to fluctuation and unpredictability.
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
Cinema Products and Services
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
Dolby OptiView
Dolby OptiView (previously named Dolby.io) is powering immersive, interactive, and social experiences with real-time engagement for live events, especially sports. Dolby OptiView leverages Dolby’s six decades of experience in the science of sight and sound to deliver video with clarity, depth and detail via our unique content delivery system which ensures a high quality, synchronized viewer experience across the globe. This enables our customers to engage viewers effectively with near real time interaction tools that will strengthen connections and drive participation.
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
END MARKETS
We generated 93% of our revenues in fiscal 2025 by licensing technology, brand, and patents, primarily to device manufacturers. The following table presents the end market composition of revenue from our licensing business for all periods presented:

	Fiscal Year Ended
Market	September 26, 2025	September 27, 2024	September 29, 2023	Main Components of Each Category
Broadcast	34%	35%	38%	Televisions and STBs
Mobile	22%	20%	20%	Smartphones and Tablets
CE	12%	14%	14%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	12%	12%	10%	Windows and macOS operating systems and devices
Other	20%	19%	18%	Dolby Cinema, Gaming consoles, Automotive, and Patent pool administrative fees
Total	100%	100%	100%
INTELLECTUAL PROPERTY
Our base of IP assets includes patents, trademarks, copyrights, and trade secrets developed based on our technical expertise.
As of September 26, 2025, we had approximately 28,400 issued and effective patents and approximately 6,100 pending patent applications in more than 200 jurisdictions throughout the world. In fiscal 2025, we were issued 4,179 new patents.
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
Our issued patents expire at various times, ranging from 2025 through 2047. For a discussion of certain risks related to patent expiration, please refer to Part I, Item 1A “Risk Factors” in this annual report on Form 10-K, under the heading "Our revenue could decline if we are unable to maintain patent coverage for our technologies."
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
We protect our IP rights both domestically and internationally. From time to time, OEMs have failed to report or have underreported shipments of their products that incorporate our technologies. We anticipate that such issues will continue to occur. Accordingly, we have taken steps in the past to enforce our IP rights and expect to continue doing so in the future.
RESEARCH AND DEVELOPMENT
We conduct R&D activities at numerous locations in the U.S. and internationally. Dolby’s history of innovation has resulted in many forms of IP. This IP generates licensing revenue that enables us to fund and pursue further innovation.
Most of our R&D resources are focused on audio and video technologies for consumer entertainment. A significant portion of the R&D budget is dedicated to forward looking research because innovation is a core and critical function at Dolby. The goal of our research teams is to maintain leadership in all our current markets while simultaneously inventing new experiences. Our researchers work on every stage in the product development cycle because the end markets we serve are constantly evolving to take advantage of the latest innovations, and keeping our offerings on the cutting edge helps us keep our partnerships strong and productive.
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
As of September 26, 2025, we had 2,051 employees worldwide, of whom 1,020 employees were based outside of the U.S. None of our employees are subject to a collective bargaining agreement.
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
In order to increase the value of our technologies in the mobile market and increase OEM and software vendor demand for our decoding technologies, we have worked with online and mobile media content service providers to encode their content with our technologies. However, the online and mobile media content services markets are also characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent product and service introductions and short life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing or the removal of our technologies by these providers and may result in decreased revenue from our mobile market. Further, macroeconomic conditions such as inflation, trade barriers, geopolitical instability, global health risks, and other factors may adversely impact the ability of our partners to manufacture and distribute mobile devices and consumer demand for mobile devices.
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
Our revenue and associated demand for Dolby Cinema and cinema products are affected by cinema industry and macroeconomic conditions, which are subject to risks including consumer trends and box office performance in general, delays in cinematic releases, the seasonality of film releases and associated moviegoing attendance, potential tariffs and other trade barriers, and other events or conditions in the cinema industry. For example, restrictions related to the COVID-19 pandemic and certain entertainment industry labor strikes resulted in reduced cinema attendance and box office receipts in the past. Such disruptions impacted, and potential similar disruptions in the future could potentially impact, revenue generated by Dolby Cinema theaters and exhibitors’ willingness and ability to invest in Dolby Cinema and cinema products. Also, a portion of our opportunity lies in the China market, which is subject to unique economic and geopolitical risks. Furthermore, future growth of our cinema products offerings also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that such cinema industry and macroeconomic challenges constrain the growth of our Dolby Cinema and cinema products offerings, our revenue may be adversely impacted.
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
Technology Standards
Certain parts of our business are dependent on the inclusion of our technologies in technology standards, the adoption and development of which are not fully within our control. Standards-setting organizations establish technology standards for use in a wide range of products and solutions. The entertainment industry in particular has historically depended upon technology standards to ensure compatibility and interoperability across delivery platforms and a wide variety of consumer entertainment products. We make significant efforts to design our products and technologies to address capability, quality, and cost considerations so that they either meet or, more importantly, are adopted as industry standards across the broad range of entertainment industry markets in which we participate, as well as the markets in which we plan to compete in the future. We are also active in standards development where many contributing members work together to come up with next-generation technology standards in media, entertainment, and communications technologies. Nonetheless, it can be difficult to have our technologies and products adopted as technology standards. To do so, we must convince a broad spectrum of standards-setting organizations throughout the world, as well as our major customers and licensees who are members of such organizations, to adopt them as such. Multiple companies, including ones that typically compete against one another, are involved in the development of new technology standards for use in consumer products. Furthermore, some standards-setting organizations choose to adopt a set of optional standards or a combination of mandatory and optional standards; in such cases, our technologies may be adopted only as an optional standard and not a mandatory standard. Standards may also change in ways that are unfavorable to Dolby.
The market for broadcast technologies in particular has traditionally been heavily based on technology standards, in some cases mandated by governments choosing from among alternative standards. The continued advancement of OTT media delivery and consumption is altering the landscape for broadcast standards. The importance of broadcast standards in the entertainment technology ecosystem has been gradually diminishing over the recent years. This trend is reducing the importance of the inclusion of our technology in certain broadcast standards while increasing the importance of inclusion within internet and mobile technology standards. We cannot predict the extent to which this trend may impact our revenue.
Participants may choose alternative technologies within standards. Even when a standards-setting organization incorporates our technologies in an technology standard for a particular market or geographic region, our technologies may not be the sole technologies adopted for that market. Furthermore, different standards may be adopted within a single market or region, and across different markets and regions. Our operating results depend upon participants in that market choosing to adopt our technologies instead of competitive technologies that also may be acceptable under such standard. For example, the continued growth of our revenue from the broadcast market will depend upon both the continued global adoption of DTV generally, including in emerging markets, and the choice to use our technologies where it is one of several accepted industry standards.
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
For instance, to broaden adoption of Dolby Vision and Dolby Atmos, we will need to continue to expand the array of products and consumer devices that incorporate Dolby Atmos and Dolby Vision, expand the pipeline of Dolby Atmos and Dolby Vision content available from content creators, and encourage consumer adoption in the face of competing products and technologies. Similarly, the success of Dolby Cinema and cinema products is dependent on our ability to partner with movie theater exhibitors to launch new Dolby Cinema locations and screens using our cinema products and to deploy new sites in accordance with plans, and on the continued release and box-office success of new films in the Dolby Vision and Dolby Atmos formats.
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
•Possibility that an issued patent may later be found to be invalid or unenforceable;
•Patents eventually expire.
Our revenue could decline if we are unable to maintain patent coverage for our technologies. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of September 26, 2025, we had approximately 28,400 issued patents in addition to approximately 6,100 pending patent applications in more than 200 jurisdictions throughout the world. Our currently issued patents expire at various times ranging from 2025 through 2047. If we are unable to refresh our technology with new patented inventions or expand our patent portfolio, our revenue could decline. In addition to patents covering technology we license directly, if patents we license through patent pool arrangements expire or we are otherwise unable to maintain our share of pool royalties, then our revenue could be impacted. Additionally, if the patents licensed through a patent pool arrangement are deemed not to be valuable in the aggregate by the licensees of such patent pool, they may not renew their licenses, which could impact our revenue.
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
In the case of our patent coverage related to DD and DD+ audio codec technologies, some of our relevant patents have expired and will expire in the coming years, but others will continue to apply. We have continued to innovate and develop IP to support these standardized technologies and their various implementations, including generating patents associated with different or new features of the technologies and obtaining patents that generally expire later than those incorporated into the original standards. Our customers use our DD and DD+ implementation for quality, reliability, and performance and to take advantage of other elements of these offerings such as Dolby branding, even in locations where we have not had or no longer have applicable patent coverage. Nevertheless, revenue attributed to DD and DD+ technologies has declined and is expected to continue to decline due, in part, to expiration of relevant patents. Many of our partners have adopted newer generations of our offerings such as Dolby AC-4 technologies, the associated patents of which generally expire later than those associated with DD and DD+. We will continue to work to transition our DD and DD+ licensees to our newer technologies, but the success of such efforts is not guaranteed.
Some of our patents incorporated into the AAC audio coding standard and the AVC digital video coding standard, from which we derive a significant portion of our licensing revenue, have expired and others will expire over the next several years. While there are alternative versions of these standards that offer different features and that incorporate patents that have later expirations, licensees may see less value in those alternative versions, resulting in a decrease in royalty revenue. A decrease in royalty revenue may also result in decreased revenue from patent pool administration fees. Our patents are incorporated into newer coding standards that represent successive generations of technology, such as, in the case of AAC, Extended HE-AAC and, in the case of AVC, HEVC whose patents generally expire later than the AAC and AVC patents and to which many of the AAC and AVC licensees have, are in the process of, or may in the future transition. However it is not certain that all or most licensees will transition to such newer technologies.
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
OPERATIONS
Production processes for our products and reliance on key suppliers present certain risks to our business, many of which are beyond our control. We rely on contract manufacturers to manufacture our products and such reliance involves risks, including limited control over timely delivery and quality of such products. We may be unable to quickly adapt manufacturing capacity to rapidly changing market conditions, such as fluctuations in customer demand. Supply chain disruptions, production interruptions, and shortages of manufacturing capacity could each lead to an inability to manufacture and deliver our products on a timely basis, which could negatively impact our operating results and damage our customer relationships.
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
Ensuring the quality of our products and the products in which our technology is incorporated is inherently difficult, and product quality failures can be costly. While we conduct security testing prior to releasing new products or new versions of existing products, there are sometimes errors or vulnerabilities that are not detected during development or testing. We have limited control over manufacturing performed by contract manufacturers, which could result in quality problems. Furthermore, our products and technologies are sometimes combined with or incorporated into products from other vendors, sometimes making it difficult to identify the source of a problem or, in certain instances, making the quality of our implementation dependent in part upon the quality of such other vendors' products. While we have processes to remediate errors and vulnerabilities, we cannot guarantee that we will detect all issues or develop successful patches. If our products or technologies contain errors, we could be required to replace or reengineer them and, as with security vulnerabilities, we may rely upon parties who have incorporated our technologies into their products to implement updates to address such issues, which could leave any such errors or vulnerabilities unresolved. As an example of these types of risks, in October 2025, a team of security researchers announced a vulnerability related to a specific Dolby software module. We have developed a corrective software patch and made the patch, as well as other assistance, available to potentially impacted partners. While many of our partners have deployed the patch across their devices, the application of the patch across all affected devices will require the effort of our partners and, in some cases, the end users and other third parties, which we cannot guarantee. While there are technical impediments to exploiting unpatched devices, we cannot guarantee that malicious actors will not exploit unpatched vulnerabilities and damage or gain unauthorized access to affected products. Negative publicity or impact related to errors or vulnerabilities could affect the perception of our brand and market acceptance of our products or technologies. Moreover, if any errors or vulnerabilities cause unintended consequences, we could incur substantial costs in investigating and remediating those consequences, including defending and settling product liability claims. Although we generally attempt to contractually limit our liability, if these contract provisions are not enforced, or are unenforceable for any reason, or if liabilities arise that are not effectively limited, we could incur substantial costs in defending and settling product liability claims.
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
LEGAL AND REGULATORY COMPLIANCE
Conducting business internationally presents a number of risks to our business, including trade restrictions and changing, unpredictable, and/or inconsistent laws in the jurisdictions in which we operate. We are dependent on international sales for a substantial amount of our total revenue. Approximately 63%, 65% and 64% of our revenue was derived outside of the U.S. in fiscal year 2025, 2024, and 2023, respectively. We are subject to a number of risks related to conducting business internationally, including:
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
STOCK-RELATED ISSUES
The Dolby family has control over stockholder decisions as a result of the control of a majority of the voting power of our outstanding common stock by them and their affiliates. As of September 26, 2025, the Dolby family and their affiliates owned 246,295 shares of our Class A common stock and 34,587,733 shares of our Class B common stock. As of September 26, 2025, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.0% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
We devote resources and designate high-level personnel, including our Chief Information Security Officer ("CISO") who reports to our Chief Information Officer ("CIO") who in turn reports to our Chief Executive Officer, to manage cybersecurity risk. Our CISO and information security team also develop and implement policies and best practices related to product security. We received ISO 27001 certification for our cybersecurity function and functionality for streaming media through Dolby OptiView in 2024 and are subject to annual ISO 27001 standard compliance monitoring audits in connection with that certification. In fiscal 2025, Dolby Atmos for cars achieved TISAX certification, a global information security standard for the automotive industry. We also take part in periodic security audits by our clients and partners.
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
For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Part I, Item 1A “Risk Factors” in this annual report on Form 10-K, under the heading “Operations.”
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
Other Properties
We also own a commercial office building located in Sunnyvale, California, and lease additional R&D, sales, product testing, and administrative facilities from third parties in California, New York, Maryland, Indiana, Pennsylvania, Missouri, Colorado, and internationally, including in Asia, Europe, Australia, the Middle East, and South America. We believe that our current facilities are adequate to meet our needs for the near future, and that suitable additional or alternative space will be available on commercially reasonable terms to accommodate our foreseeable future operations.
Dolby Wootton Bassett, LLC, of which Dagmar Dolby as Trustee of the Dagmar Dolby Trust under the Dolby Family Trust Instrument dated May 7, 1999 (the "Dagmar Dolby Trust") is the sole member, and the Dagmar Dolby Trust, own a majority financial interest in real estate entities that own and from whom we may lease certain facilities located in Burbank, California and in Wootton Bassett, England. We own the remaining financial interests in these real estate entities. Specifically, we hold a 49.0% minority ownership interest in Dolby Properties Burbank, LLC, which owns a 22,000 square feet facility in Burbank that we are leasing until 2030. We also hold a 10.0% minority ownership interest in Dolby Properties, LP, which owns an approximately 34,000 square foot facility in Wootton Bassett. We are no longer leasing the Wootton Bassett facility.
100 Potrero Avenue, San Francisco, California
We ceased occupancy of the leased space at 100 Potrero Avenue, and do not intend to re-occupy this location. We remained responsible for operating expenses, taxes, and the condition, operation, repair, maintenance, security, and management of the premises through October 31, 2024, the expiration date of our lease. We also agreed to indemnify and hold the Dolby family trusts, as landlord, harmless from and against certain liabilities, damages, claims, costs, penalties, and expenses arising from our conduct related to the premises through such expiration date. We also had a sublease with a subtenant through such expiration date, pursuant to which the subtenant was required to reimburse us with respect to the foregoing expenses and taxes with respect to the subleased premises and to indemnify and hold us harmless with respect to the subleased premises in the same manner described above.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "DLB." Our Class B common stock is neither listed nor publicly traded. As of October 24, 2025, there were 109 holders of record of our Class A common stock and 32 holders of record of our Class B common stock. The number of Class A beneficial stockholders is substantially greater than the number of holders of record since a large portion of our common stock is held through brokerage firms.
Dividend Policy
In October 2014, we announced a quarterly cash dividend program for our stockholders that was initiated by our Board of Directors. Since the program was initiated, a quarterly dividend has been declared and paid to all eligible stockholders of Class A and Class B common stock. Most recently, on November 18, 2025, we announced a dividend in the amount of $0.36 per share, payable on December 10, 2025, to stockholders of record as of the close of business on December 2, 2025.
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
The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 26, 2025 (in thousands):

Date of Authorization	Authorization Amount
Fiscal 2010: November 2009	$250,000
Fiscal 2010: July 2010	300,000
Fiscal 2011: July 2011	250,000
Fiscal 2012: February 2012	100,000
Fiscal 2015: October 2014	200,000
Fiscal 2017: January 2017	200,000
Fiscal 2018: July 2018	350,000
Fiscal 2019: July 2019	350,000
Fiscal 2021: July 2021	350,000
Fiscal 2022: February 2022	250,000
Fiscal 2022: August 2022	350,000
Fiscal 2024: August 2024	350,000
Total	$3,300,000

The following table provides information regarding our share repurchases made under this program during the fourth quarter of fiscal 2025:

Repurchase Activity	Total Shares Purchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
June 28, 2025 - July 25, 2025	—	$—	—	$311.6	million
July 26, 2025 - August 22, 2025	421,933	72.89	421,933	$280.8	million
August 23, 2025 - September 26, 2025	57,428	73.95	57,428	$276.6	million
Total	479,361		479,361
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program as of the end of the applicable period and excludes commission costs.
Stock Price Performance Graph
The following graph compares the total cumulative return of our Class A common stock with the total cumulative return for the New York Stock Exchange Composite Index ("NYSE Composite") and the S&P MidCap 400 Index ("S&P 400") for the five fiscal years ended September 26, 2025. The figures represented below assume an investment of $100 in our Class A common stock at the closing price of $64.99 on September 25, 2020, and in the NYSE Composite and S&P 400 on the same date and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A common stock. This graph shall not be deemed "filed" for purposes of Section 18 of Securities Exchange Act of 1934, as amended ("Exchange Act") or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
Cumulative Total Return
September 25, 2020
September 24, 2021
September 30, 2022
September 29, 2023
September 27, 2024
September 26, 2025
Fiscal Year-End
Dolby Laboratories, Inc.
NYSE Composite
S&P 400

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from those referred to herein due to a number of factors, including but not limited to key challenges listed below and risks described in Part I, Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K. We disclaim any duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results.
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
LICENSING
The majority of our revenue is derived from two licensing models, Branded Technology Licensing and Patent Licensing, each of which individually comprises a substantial portion of our revenue. While each has had successes, they share certain challenges. In particular, factors such as global supply constraints or device lifecycles may impact licensing revenue. Further, in certain countries, we and other IP owners face difficulties enforcing contractual and IP rights, including instances in which our licensees fail to accurately report the shipment of products using our technologies. Finally, we face geopolitical challenges including changes in diplomatic and trade relationships, trade protection measures including the imposition of tariffs, and import or export licensing requirements. Further discussion of the potential impacts of the key challenges on our business can be found in Part I, Item 1A "Risk Factors."
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
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We work across our ecosystem of partners including creators, distributors and device manufacturers to increase the number of Dolby experiences that people can enjoy by enhancing content, including movies and TV, music and live sports, using Dolby branded technologies. Increased content in these areas increases our value proposition across our end markets. In movies and TV, thousands of movie titles and tens of thousands of TV episodes have been created and released in Dolby Atmos and/or Dolby Vision. Major streaming partners and services such as Netflix, Disney+, Apple TV, Amazon, HBO Max, Paramount+, and other streaming partners and services internationally, continue to enhance content in Dolby Vision and Dolby Atmos. In sports, the Super Bowl, March Madness, FIFA Club World Cup soccer, the Stanley Cup Finals, the French Open, the Indian Premier League playoffs and finals, and the World Test Cricket Championship Final were available in Dolby. Also, Peacock currently streams its NFL Sunday Night Football games and NBA games in Dolby Atmos.
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
In fiscal 2025, we expanded our imaging program footprint by participating as a licensor in the launch of the new Video Distribution Program administered by Access Advance. This patent pool expands the growth opportunity for imaging patents beyond device makers to content distributors. While still in the early phase of development, the pool has already secured 33 licensors, including notable licensors like Mitsubishi, Philips, Hyundai, Alibaba and Oppo, and five licensees, including ByteDance, Kuaishou, NTT Docomo and Tencent. We expect to start generating revenue from the program in fiscal 2026 and, as streaming continues to grow in popularity, we expect this new patent pool will be an important growth driver for Dolby.
In fiscal 2024, we acquired GE Licensing (as defined below), which strengthened our position in existing programs, most notably in modern video codecs like HEVC. In fiscal 2025 we completed the integration of GE Licensing by incorporating people, processes, and core assets into Dolby while divesting non-core programs and other assets.
In fiscal 2025, we, together with our patent pool partners, renewed existing licensees and increased licensee penetration in established imaging programs across multiple end markets. Access Advance entered into 32 new licenses for its HEVC program, including licenses with HP, TCL and Adobe. In October 2025, Microsoft and Google joined Via LA’s HEVC/VVC patent pool as licensees.
Via LA continued to make progress adding new licensees to its AAC patent pool, in which we are a licensor. Vectis added Panasonic, Ford, Epson, and ALPS Alpine as new licensees to their OPUS Patent Pool, in which we are a licensor.
Revenue from our patent licensing is driven, in part, by the adoption and use of the standardized technologies in which we participate by device manufacturers. As in any technology licensing business, it is possible that changing partner preferences, consumer preferences, or other market dynamics could lead to increased or decreased adoption, or the use of alternative technologies.
Revenue derived from our patent licensing programs is also driven by the success of the patent pools in which we participate, which is driven by licensee, licensor, and program renewals. The revenue we derive from patent pools also depends significantly on the patent pool administrators’ success in negotiating licenses with companies already using the relevant standard (i.e. licensee penetration). Additionally, our licensing revenue from patent pools is driven, in part, by the royalty share among pool licensors, which is determined based on the value of the patents each licensor contributes to the pool, as governed by allocation rules negotiated among the pool licensors.
The standardized technologies at the core of our patent licensing are intended for broad use across all device categories that play back audio and visual content. Device manufacturers typically negotiate and acquire the patent rights for these technologies for implementation across all their device categories and product lines in their applicable end markets.
For a discussion of certain risks related to our patent licensing model, please refer to Part I, Item 1A "Risk Factors" in this annual report on Form 10-K, in particular the sections under the headings "Technology Standards" and "Intellectual Property."
Licensing End Markets
The following are highlights and key challenges related to Dolby’s licensing businesses, by market.
Broadcast
Highlights
We have an established global presence and broad adoption of our branded audio and patent licensing technologies in broadcast services and devices, which primarily include TVs and STBs. We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. We have strong attach rates for Dolby Atmos and Dolby Vision with high end TVs and continue to grow adoption on mid-range TVs. Many partners continue to expand their support of the combined Dolby Vision and Dolby Atmos experience. In fiscal 2025, we announced Dolby Vision 2, which is expected to improve picture quality and unleash the full capabilities of modern TVs, by automatically adjusting contrast via ambient light detection, optimizing motion control for sports and gaming content, and tone mapping that enables creators to take full advantage of the latest advancements in higher end TV displays. Hisense and TCL announced that they will release TVs that support Dolby Vision 2.
Key Challenges
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
Mobile
Highlights
We continue to promote adoption of our technologies across major mobile ecosystems, including Apple and Android. Our patent licensing technologies are adopted broadly throughout the mobile device ecosystem. Dolby Atmos and Dolby Vision are included throughout the Apple device line-up and in Apple TV, and Dolby Atmos is included in Apple Music. Dolby Vision Capture has been supported on all iPhones since the iPhone 12. We have strong adoption of Dolby Atmos and our branded audio codecs across high-end Android mobile devices and are focused on growing our presence on low and mid-tier phones. An increasing number of Android device manufacturers have adopted Dolby Vision and Dolby Vision Capture on high end devices and we are focused on the opportunity to significantly increase our adoption. The breadth of mobile devices supporting Dolby technologies continues to increase globally. In fiscal 2025, device manufacturers such as OPPO, Motorola, and Xiaomi released new mobile devices supporting Dolby technologies such as Dolby Vision, Dolby Vision Capture, and Dolby Atmos.
Additionally, Douyin, known in many parts of the world as TikTok, has made Dolby Vision available to it users in China and has offered their users the ability to capture, share and edit content in Dolby Vision. Instagram for iOS is now the first Meta app to support Dolby Vision.
Key Challenges

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
Consumer Electronics
Highlights
We have an established presence in the home entertainment market across devices such as wireless and smart speakers, soundbars, DMAs (devices that connect a home media system to the internet), and AVRs, through the inclusion of our branded audio codecs, and increasingly through the inclusion of Dolby Atmos and Dolby Vision. Our patent licensing technologies also have broad adoption in the home entertainment market. We continue to focus on expanding the availability of Dolby technologies to new devices. In fiscal 2025, several new soundbars featuring Dolby technologies such as Dolby Atmos were introduced from various manufacturers including Harman Kardon, Samsung, LG, and Sonos.
Key Challenges
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
Personal Computers
Highlights
DD+ enhances audio playback in Mac computers through the operating system with native support in the Safari browser, and Windows-based PCs through PC OEM implementations and native support in the Microsoft Edge browser. Dolby's presence in these browsers enables us to reach more users through various types of content, including streaming video entertainment. A number of PCs from partners such as Apple, Lenovo, Dell, Samsung, Microsoft, and ASUS also support Dolby Vision and/or Dolby Atmos, with continued expansion of applications through music, streaming, and gaming.
Key Challenges
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
Other Markets
Highlights
We generate revenue from the automotive industry primarily through the adoption of Dolby Atmos in cars. In fiscal 2025, many car manufacturers announced or launched new models that support Dolby Atmos, such as Porsche, Cadillac, Volvo, Xiaomi, Hyundai, and Audi. NIO, ZEEKR, and Li Auto announced new car models that support Dolby Vision. Also, Pioneer, the biggest manufacturer of after-market car audio systems, demonstrated how Dolby Atmos could be used in an aftermarket solution using a 4-channel speaker system, expanding the market opportunity for Dolby Atmos in the car. Samsung Display is working with Dolby to pre tune its OLED displays for autos to ease manufacturers' adoption of Dolby Vision, and Texas Instruments launched its new family of chips for automakers which support Dolby Atmos.
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
Key Challenges
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
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with sites located in the U.S. and internationally. In fiscal 2025, we announced with AMC that we will add an additional 40 Dolby Cinemas at AMC locations in the U.S. through the end of calendar year 2027. We also announced that we are launching Dolby Cinema in India this year, beginning with six exhibitors that are expected to be open by the end of fiscal 2026. We increased the number of Dolby Atmos and Dolby Vision theaters or exhibitors in South Korea, Taiwan, and Europe.
Key Challenges: Although the PLF market for the cinema industry has been growing, Dolby Cinema competes with other existing offerings. Our success depends on our partners and their success, and our ability to differentiate our offering and deploy new sites. In addition, the success of our Dolby Cinema offering is tied to global movie production and box office performance generally.
PRODUCTS AND SERVICES
A majority of our Products and Services revenue is derived from the sale of audio and imaging products for the cinema industry. Revenue from Dolby OptiView is also included in products and services.
Cinema Products and Services
Highlights
To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of fiscal 2025, there are over 8,500 Dolby Atmos screens installed or committed and over 4,300 Dolby Atmos theatrical titles have been announced or released.
We also offer a variety of other cinema products, such as the Dolby Multichannel Amplifier and our high-power flexible line of speakers. These products allow us to offer exhibitors a more complete Dolby Atmos solution that is often more cost effective than other commercially available options.
Key Challenges
Demand for our cinema products is dependent upon our partners and their success in the market, industry and economic cycles, box office performance, and our ability to develop and introduce new technologies, further our relationships with content creators, and promote new cinematic audio and video experiences. A significant portion of our growth opportunity lies in international markets, which are subject to geopolitical risks. Additionally, weakness in general economic conditions due to inflation, recession, the imposition of tariffs and other trade barriers, or other unfavorable economic conditions could have a negative impact on our cinema-related revenue due to reduced consumer discretionary spending. We may also be faced with pricing pressures or competing technologies, which would affect our revenue. In addition, supply chain constraints may impact our ability to provide cinema products and services to our customers. Long lead times and increased cost of materials due to the macroeconomic conditions, including higher interest rates have also negatively impacted the financial health of our cinema customers and partners, leading to reduced new product investment and lower demand.

Dolby OptiView
Highlights
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
Key Challenges
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
Most of our licensing arrangements are structured as sales-based whereby we are paid a unit-based royalty. The unit-based sales data that triggers the royalty obligation is generally reported to us in the quarter after triggering the royalty obligation. We apply the royalty exception to these arrangements, which requires that we recognize sales-based royalties when the sales occur based on our estimates. Our estimates of royalty-based revenue take into consideration the macroeconomic effect of global events, such as inflation, elevated interest rates, economic impacts related to industry challenges, or other economic conditions, which may impact supply chain activities as well as demand for shipments. These estimates also involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments for which we expect our licensees to submit royalty statements in the following quarter. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we previously estimated, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales.
We also enter into fixed and guaranteed licensing fee arrangements, that require the licensee to pay a fixed, non-refundable fee. In these cases, control is transferred and the transaction price - the amount we expect to be entitled to in exchange for the license right - is recognized upon the later of contract execution or the effective date. Transaction price is determined at contract execution and, to the extent variable consideration applies, is updated each subsequent reporting period until the completion of the contract. We evaluate whether other distinct performance obligations exist, such as PCS, and determine the stand-alone selling price. We do so by considering actual stand-alone sales in addition to market conditions such as competitor pricing strategies, customer specific information and industry technology lifecycles, internal conditions such as cost and pricing practices, or applying the residual approach method when the selling price of the good, most commonly a license, is highly variable or uncertain. In addition, we evaluate whether a significant financing component exists when we recognize revenue in advance of customer payments that occur over time and extend beyond one year. In general, if the payment arrangements extend beyond the first year of the contract, we treat a portion of the payments as a financing component. The discount rate used for each arrangement reflects the rate that would be used in a separate financing transaction between us and the licensee at contract inception and takes into account the credit characteristics of the licensee and market interest rates as of the date of the agreement. If we assess the financing component to be significant to the contract, the amount of fixed fee revenue recognized at the beginning of the license term will be reduced by the calculated financing component. The portion related to the financing component is recorded as interest income, and is not material to our consolidated financial statements.
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
RESULTS OF OPERATIONS
For each line item included on our consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the consolidated financial statements for the years ended September 26, 2025 and September 27, 2024. For the discussion and analysis highlighting comparisons of material changes in the consolidated financial statements for the years ended September 27, 2024 and September 29, 2023, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended September 27, 2024, which is incorporated herein by reference. Note that adjustments related to sales-based royalties that were misreported by licensees as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Year Ended		Change
Licensing	September 26, 2025	September 27, 2024	$	%
Revenue	$1,248,017	$1,181,794	$66,223	6%
Percentage of total revenue	93%	93%
Cost of licensing	83,619	67,204	16,415	24%
Gross profit	1,164,398	1,114,590	49,808	4%
Gross margin	93%	94%

	Fiscal Year Ended
Licensing Revenue By Market	September 26, 2025		September 27, 2024
Broadcast	$428,471	34%	$409,105	35%
Mobile	268,568	22%	235,774	20%
CE	150,704	12%	165,817	14%
PC	151,894	12%	141,300	12%
Other	248,380	20%	229,798	19%
Total licensing revenue	$1,248,017	100%	$1,181,794	100%

Factor	Licensing Revenue		Gross Margin
Mobile	á	Higher revenue from our imaging patent programs due to the GE Licensing acquisition and timing of our audio patent minimum volume commitments	á	Higher licensing revenue, partially offset by higher intangible asset amortization expense from recent business combinations
Broadcast	á	Higher revenue from timing of minimum volume commitments, adoption of Dolby Vision and Dolby Atmos, and higher revenue from our imaging patent programs
Other	á	Higher automotive revenue due to adoption of Dolby Atmos and Dolby Vision and higher Dolby Cinema revenue due to better box office receipts and additional Dolby Cinema sites, partially offset by lower gaming revenue due to timing of minimum volume commitments
CE	â	Lower revenue from audio patent minimum volume commitments, lower recoveries, and lower unit shipments
PC	á	Higher revenue from our imaging patent programs and higher recoveries, partially offset by lower revenue from our foundational audio technologies
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

	Fiscal Year Ended		Change
Products and Services	September 26, 2025	September 27, 2024	$	%
Revenue	$101,113	$91,927	$9,186	10%
Percentage of total revenue	7%	7%
Cost of products and services	76,513	73,292	3,221	4%
Gross profit	24,600	18,635	5,965	32%
Gross margin	24%	20%

Factor	Products and Services Revenue		Gross Margin
Products	ßà	No significant fluctuations	ßà	No significant fluctuations
Services	á	Higher Dolby OptiView revenue as compared to the prior year	á	Higher gross margin due to higher Services revenue
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Year Ended		Change
	September 26, 2025	September 27, 2024	$	%
Research and development	$261,792	$263,663	$(1,871)	(1)%
Percentage of total revenue	19%	21%

Category	Key Drivers
Research and Development	ßà	No significant fluctuations
Sales and Marketing
S&M expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, marketing and promotional expenses for events such as trade shows and conferences, marketing campaigns, travel-related expenses, contractor fees, facilities costs, depreciation and amortization, information technology expenses, and legal costs associated with unreported and underreported use of our IP.

	Fiscal Year Ended		Change
	September 26, 2025	September 27, 2024	$	%
Sales and marketing	$360,711	$334,460	$26,251	8%
Percentage of total revenue	27%	26%

Category	Key Drivers
Legal, Professional, and Contractors	á	Higher costs of $14.3 million primarily due to litigation activities
Compensation & Benefits	á	Higher costs of $11.7 million due to bonus achievement, benefits and wage taxes, and higher salaries expense
Marketing	â	Lower costs of $7.4 million primarily due to non-repeating marketing activities in the prior year
Stock-based compensation	á	Higher costs of $4.4 million primarily due to increase in RSU share count and lower benefit from forfeitures due to restructuring activities in the prior year
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation and amortization, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Year Ended		Change
	September 26, 2025	September 27, 2024	$	%
General and administrative	$286,529	$270,392	$16,137	6%
Percentage of total revenue	21%	21%

Category	Key Drivers
Credit Loss Expense	á	Higher costs of $4.7 million due to an increase in aged receivables
Other	á	Higher stock-based compensation, salaries expense, and bonus achievement
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

	Fiscal Year Ended		Change
	September 26, 2025	September 27, 2024	$	%
Restructuring charges	$15,007	$6,384	$8,623	135%
Percentage of total revenue	1%	1%
Fiscal 2025 Restructuring Events
In September 2025, we initiated restructuring actions in order to centralize teams into fewer locations to provide better access to talent pools, encourage multi-disciplinary collaboration, and simplify operations. In connection with this plan, we recorded expense in fiscal 2025 of $6.1 million in severance and other related benefits. The remaining components of this plan are expected to be completed by the end of the second quarter of fiscal 2026, resulting in an additional charge of approximately $10 million in severance and other termination benefits. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the first quarter of fiscal 2026. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2026, due to estimated savings in compensation and benefits of impacted employees. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
In November 2024, we initiated restructuring actions with the purpose of aligning our R&D resources, and to a lesser extent our S&M resources, with our highest strategic priorities. In connection with this plan, we recorded expense in fiscal 2025 of $9.2 million in severance and other related benefits. The remaining components of this plan were substantially completed by the end of fiscal 2025. Cash payment of the severance and other termination benefits were substantially completed by the end of fiscal 2025. These activities resulted in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2025, due to estimated savings in compensation and benefits of impacted employees, which was consistent with our expectations. The impact of these estimated savings on our operating expenses was mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
Fiscal 2024 Restructuring Events
In April 2024, we initiated restructuring actions with the purpose of focusing our resources on our highest strategic priorities. In connection with this plan, we recorded an expense in fiscal 2024 of $4.6 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $3 million in fiscal 2024 and resulted in savings of approximately $11 million within fiscal 2025, which was consistent with our expectations. The impact of these estimated savings on our operating expenses was mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
Fiscal 2023 Restructuring Events
In September 2023, we initiated a restructuring plan with the purpose of focusing our resources on our highest strategic priorities. In continuation with this plan, we recorded an expense in fiscal 2024 of $7.4 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $40 million within fiscal 2024, which was consistent with our expectations. The impact of these savings on our operating expenses was offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.

In June 2023, we implemented a focused restructuring plan, primarily consisting of workforce reductions and facility consolidations to improve execution in alignment with our strategy and to reduce our cost structure through improved utilization of our global infrastructure. Actions and expenses related to this plan were substantially completed by the end of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $20 million in fiscal 2024, which was consistent with our expectations. The impact of these savings on our operating expenses was mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
For additional information on our Restructuring programs, see Note 13 "Restructuring" to our consolidated financial statements.
Other Income/Expense
Other income/expense primarily consists of interest income earned on cash and investments and the net gains or losses from foreign currency transactions, derivative instruments, our proportionate share of net income or losses from our equity method investments, and gains and losses on the sales of marketable securities from our investment portfolio.

	Fiscal Year Ended		Change
Other income/(expense)	September 26, 2025	September 27, 2024	$	%
Interest income/(expense), net	$15,376	$34,077	$(18,701)	(55)%
Other income, net	23,150	20,076	3,074	15%
Total	$38,526	$54,153	$(15,627)	(29)%

Category	Key Drivers
Interest Income	â	Lower yields on invested cash balances
Other Income	á	Higher income from our equity method investments in the current year
Income Taxes
Our effective tax rate is based on our fiscal year results and is affected each period end by several factors. These include differences from projected fiscal year results, changes to tax rates, the relative mix of income earned in our domestic and foreign jurisdictions, as well as discrete items such as changes to our uncertain tax benefits that may occur but are not necessarily consistent between periods. For additional information related to effective tax rates, see Note 12 "Income Taxes" to our consolidated financial statements.

	Fiscal Year Ended
	September 26, 2025	September 27, 2024
Provision for income taxes (in thousands)	$(46,993)	$(48,163)
Effective tax rate	15%	15%

Factor	Impact On Effective Tax Rate
Tax Contingencies	â	Higher benefit from the expiration of the statute of limitations
Research and Development	â	Higher benefit from R&D tax credits
Foreign Operations	á	Lower benefit from foreign earned income
Stock-based Compensation	á	Lower benefit related to the settlement of stock-based awards.
Tax Cuts and Jobs Act of 2017	á	Prior year benefit related to lower Transition Tax liability under the Tax Cuts and Jobs Act of 2017 ("Transition Tax") resulting from recent Tax Court opinion in Varian Medical Systems, Inc. v. Commissioner

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
As of September 26, 2025, we had cash and cash equivalents of $701.9 million, which consisted of cash and highly liquid money market funds. In addition, we had short and long-term investments of $80.9 million, which primarily consisted of equity method investments and equity securities without a readily determinable value.
The following table presents selected financial information as of September 26, 2025 and September 27, 2024 (in thousands):

	September 26, 2025	September 27, 2024
Cash and cash equivalents	$701,893	$482,047
Short-term investments	703	—
Long-term investments	80,205	89,267
Accounts receivable, net	331,096	315,465
Accounts payable and accrued liabilities	387,096	364,909
Working capital	950,471	776,581
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
Stock Repurchase Program. Our stock repurchase program was originally approved in fiscal 2010, and since then we have completed approximately $3.0 billion of stock repurchases under the program.
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. For fiscal 2025, quarterly dividends of $0.33 per share were paid on our Class A and Class B common stock to eligible stockholders of record. On November 18, 2025, we announced a dividend in the amount of $0.36 per share, payable on December 10, 2025, to stockholders of record as of the close of business on December 2, 2025.
Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the consolidated statements of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).

Operating Activities

	Fiscal Year Ended
	September 26, 2025	September 27, 2024
Net cash provided by operating activities	$472,198	$327,252
Net cash provided by operating activities increased $144.9 million in fiscal 2025 compared to fiscal 2024, primarily due to the following:

Factor	Impact On Cash Flows
Operating assets and liabilities	á	Higher inflows due to higher accounts payable and accrued liabilities, lower contract assets, and lower prepaids and other assets, offset by lower income taxes payable
Investing Activities

	Fiscal Year Ended
	September 26, 2025	September 27, 2024
Net cash used in investing activities	$(10,586)	$(286,292)
Net cash used in investing activities was $275.7 million lower in fiscal 2025 compared to fiscal 2024, primarily due to the following:

Factor	Impact On Cash Flows
Business Combinations	á	Lower outflows due to business combinations in the prior year
Proceeds from Investments	â	Lower inflows from the sale and maturity of marketable investment securities
Purchase of Investments	á	Lower outflows for the purchase of marketable investment securities
Financing Activities

	Fiscal Year Ended
	September 26, 2025	September 27, 2024
Net cash used in financing activities	$(247,238)	$(287,814)
Net cash used in financing activities was $40.6 million lower in fiscal 2025 compared to fiscal 2024, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	á	Lower outflows due to lower common stock repurchases
Dividend Payments	â	Higher outflows for the payment of our quarterly cash dividend to common stockholders primarily as a result of a $0.03 per share increase compared to the prior fiscal year
Purchase of non-controlling interest in business combination	á	Lower outflows related to acquiring a portion of the noncontrolling interest in our consolidated subsidiary in the prior fiscal year
Contractual Obligations and Commitments
Naming Rights
We are party to agreements for naming rights of certain facilities, most significantly for naming rights and related benefits with respect to the Dolby Theatre in Hollywood, California, the location of the Academy Awards®. The term of the agreement is 20 years, over which we will make payments on a semi-annual basis until fiscal 2032. We also hold the naming rights to Dolby Live at the Park MGM in Las Vegas, Nevada. Dolby Live is a fully integrated performance venue offering live concerts in Dolby Atmos. As of September 26, 2025, we had $66.3 million remaining to be paid under agreements, with $13.5 million due during fiscal 2026. For additional details regarding our naming rights commitments, see Note 14 "Commitments and Contingencies" to our consolidated financial statements.
Operating Leases
Operating lease payments represent our commitments for future minimum rent made under non-cancelable leases for office space, including those payable to our principal stockholder and portions attributable to the noncontrolling interests in our wholly-owned and majority-owned subsidiaries. For additional details regarding our leases, see Note 7 "Leases" to our consolidated financial statements.

Purchase Obligations
Purchase obligations primarily consist of our non-cancelable commitments made under agreements to purchase goods and services related to Dolby Cinema and related to information technology and telecommunications, marketing and professional services, and manufacturing and other R&D activities. As of September 26, 2025, we had $126.7 million remaining on these commitments, with $36.9 million due during fiscal 2026.
Donation Commitments
Our donation commitments relate to non-cancelable obligations that consist of maintenance services and installation of audio and imaging products in exchange for various marketing, branding, and publicity benefits. As of September 26, 2025, we had $1.2 million remaining under these commitments, with $0.2 million due during fiscal 2026. For additional details regarding our donation commitments, see Note 14 "Commitments and Contingencies" to our consolidated financial statements.
Unrecognized Tax Benefits
As of September 26, 2025, we had an accrued liability for unrecognized tax benefits without interest, penalties, and related deferred tax assets, totaling $83.7 million. We are unable to estimate when any cash settlement with a taxing authority might occur.
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
In fiscal 2025, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business, and we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of September 26, 2025, we had cash and cash equivalents of $701.9 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $80.9 million, which primarily consisted of equity method investments and equity securities without a readily determinable value. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations.
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
We also enter into forward currency contracts exclusively designated as cash flow hedges, which have a maturity of thirteen months or less, to reduce the impact of currency volatility on U.S. dollar operating expenses. The gains and losses from the effective portions of cash flow hedges are recorded at fair value as a component of AOCI, until the hedged transaction affects earnings. In the period when the hedged transaction affects earnings, the corresponding gains or losses of the cash flow hedge are recognized in the same line item in our consolidated statements of operations.
The pre-tax gain attributed to the effective portion of cash flow hedges recognized in AOCI was $1.0 million in fiscal 2025. The pre-tax loss attributed to the effective portion of cash flow hedges recognized in AOCI was $1.6 million in fiscal 2024.
The pre-tax effective portion of the gain reclassified to the consolidated statements of operations in fiscal 2025 was not material, and the pre-tax effective portion of the gain reclassified to the consolidated statements of operations was $2.1 million in fiscal 2024.
We also enter into foreign currency forward contracts to hedge against assets and liabilities for which we have foreign currency exchange rate exposure and selected anticipated expenses. The contracts hedging receivables and payables are carried at fair value with changes in the fair value recorded to other income, net, in our consolidated statements of operations.
As of September 26, 2025 and September 27, 2024, the total notional amounts of outstanding contracts were $195.9 million and $111.7 million, respectively.
For additional information related to our foreign currency forward contracts, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of September 26, 2025. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $4.3 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $4.3 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
DOLBY LABORATORIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Dolby Laboratories, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dolby Laboratories, Inc. and subsidiaries (the Company) as of September 26, 2025 and September 27, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended September 26, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 26, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 26, 2025 and September 27, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended September 26, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Assessment of revenue estimate related to sales-based licensing arrangements
As discussed in Note 3 to the consolidated financial statements, revenue is derived principally from the licensing of technologies and patents to various types of licensees. The Company recognized total licensing revenue of $1.2 billion for the fiscal year ended September 26, 2025. The Company estimates and records sales-based licensing revenue from its licensees’ shipments in the same period in which those shipments occur. After receiving the royalty statements from the licensees, which is generally in the quarter after those shipments have occurred, the Company will record an adjustment based on the difference between the estimated and actual sales-based licensing revenue.

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

San Francisco, California
November 18, 2025

DOLBY LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 26, 2025	September 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$701,893	$482,047
Restricted cash	91,468	95,705
Short-term investments	703	—
Accounts receivable, net of allowance for credit losses of $7,221 and $5,361	331,096	315,465
Contract assets, net of allowance for credit losses of $101 and $106	180,804	197,478
Inventories, net	30,424	33,728
Prepaid expenses and other current assets	51,873	69,994
Total current assets	1,388,261	1,194,417
Long-term investments	80,205	89,267
Property, plant, and equipment, net	470,608	479,109
Operating lease right-of-use assets	33,204	39,046
Intangible assets, net	397,057	434,514
Goodwill	529,900	533,208
Deferred taxes	214,361	219,758
Other non-current assets	114,164	120,609
Total assets	$3,227,760	$3,109,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,840	$17,380
Accrued liabilities	369,256	347,529
Income taxes payable	8,928	9,045
Contract liabilities	31,382	31,644
Operating lease liabilities	10,384	12,238
Total current liabilities	437,790	417,836
Non-current contract liabilities	29,687	34,593
Non-current operating lease liabilities	28,494	34,754
Other non-current liabilities	99,843	135,852
Total liabilities	595,814	623,035

Commitments and Contingencies (See Note 14)

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 60,802,616 shares issued and outstanding as of September 26, 2025 and 59,722,442 as of September 27, 2024	54	53
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 34,660,045 shares issued and outstanding as of September 26, 2025 and 35,670,779 as of September 27, 2024	40	41
Retained earnings	2,634,980	2,496,255
Accumulated other comprehensive loss	(12,517)	(19,187)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,622,557	2,477,162
Noncontrolling interest	9,389	9,731
Total stockholders’ equity	2,631,946	2,486,893
Total liabilities and stockholders’ equity	$3,227,760	$3,109,928
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Revenue:
Licensing	$1,248,017	$1,181,794	$1,197,930
Products and services	101,113	91,927	101,814
Total revenue	1,349,130	1,273,721	1,299,744

Cost of revenue:
Cost of licensing	83,619	67,204	64,890
Cost of products and services	76,513	73,292	87,676
Total cost of revenue	160,132	140,496	152,566

Gross profit	1,188,998	1,133,225	1,147,178

Operating expenses:
Research and development	261,792	263,663	271,523
Sales and marketing	360,711	334,460	354,364
General and administrative	286,529	270,392	258,477
Restructuring charges	15,007	6,384	47,061
Total operating expenses	924,039	874,899	931,425

Operating income	264,959	258,326	215,753

Other income/(expense):
Interest income/(expense), net	15,376	34,077	28,086
Other income, net	23,150	20,076	6,214
Total other income	38,526	54,153	34,300

Income before income taxes	303,485	312,479	250,053
Provision for income taxes	(46,993)	(48,163)	(48,409)
Net income including noncontrolling interest	256,492	264,316	201,644
Less: net income attributable to noncontrolling interest	(1,474)	(2,491)	(988)
Net income attributable to Dolby Laboratories, Inc.	$255,018	$261,825	$200,656

Net income per share:
Basic	$2.66	$2.74	$2.10
Diluted	$2.62	$2.69	$2.05
Weighted-average shares outstanding:
Basic	95,868	95,544	95,771
Diluted	97,479	97,325	97,733

Related party rent expense:
Included in net income attributable to noncontrolling interest	$283	$283	$292

Cash dividend declared per common share	$1.32	$1.23	$1.11
Cash dividend paid per common share	$1.32	$1.20	$1.08
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Net income including noncontrolling interest	$256,492	$264,316	$201,644
Other comprehensive income:
Currency translation adjustments gains, net of tax benefit/(expense) of ($200), $65, and $73	5,367	15,098	7,574
Unrealized gains on investments, net of tax benefit/(expense) of $0, ($21), and $54	83	2,775	3,128
Unrealized gains on cash flow hedges, net of tax benefit/(expense) of ($106), ($344), and $85	1,251	197	4,286
Total other comprehensive income, net of tax	6,701	18,070	14,988

Total comprehensive income	263,193	282,386	216,632
Less: comprehensive income attributable to noncontrolling interest	(1,505)	(2,764)	(1,319)
Comprehensive income attributable to Dolby Laboratories, Inc.	$261,688	$279,622	$215,313
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Dolby Laboratories, Inc.
	Class A		Class B		APIC	Retained Earnings	AOCI	Total Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance as of September 30, 2022	59,799	$53	36,086	$41	$—	$2,297,730	$(51,641)	$2,246,183	$4,837	$2,251,020
Net income	—	—	—	—	—	200,656	—	200,656	988	201,644
Other comprehensive income, net of tax	—	—	—	—	—	—	14,657	14,657	331	14,988
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(266)	(266)
Stock-based compensation expense	—	—	—	—	118,486	—	—	118,486	—	118,486
Capitalized stock-based compensation expense	—	—	—	—	1,160	—	—	1,160	—	1,160
Repurchase of common stock	(1,892)	(2)	—	—	(146,285)	(2,989)	—	(149,276)	—	(149,276)
Cash dividends declared and paid on common stock	—	—	—	—	—	(103,407)	—	(103,407)	—	(103,407)
Common stock issued under employee stock plans	2,189	2	—	—	47,779	—	—	47,781	—	47,781
Tax withholdings on vesting of restricted stock	(422)	—	—	—	(31,144)	—	—	(31,144)	—	(31,144)
Equity issued in connection with business combination	—	—	—	—	10,004	—	—	10,004	11,194	21,198
Balance as of September 29, 2023	59,674	$53	36,086	$41	$—	$2,391,990	$(36,984)	$2,355,100	$17,084	$2,372,184
Net income	—	—	—	—	—	261,825	—	261,825	2,491	264,316
Other comprehensive income, net of tax	—	—	—	—	—	—	17,797	17,797	273	18,070
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(5,164)	(5,164)
Stock-based compensation expense	—	—	—	—	119,825	—	—	119,825	—	119,825
Capitalized stock-based compensation expense	—	—	—	—	573	—	—	573	—	573
Repurchase of common stock	(1,936)	(2)	—	—	(116,341)	(43,658)	—	(160,001)	—	(160,001)
Excise tax on common stock repurchases	—	—	—	—	(261)	—	—	(261)	—	(261)
Cash dividends declared and paid on common stock	—	—	—	—	—	(114,579)	—	(114,579)	—	(114,579)
Common stock issued under employee stock plans	2,019	2	—	—	40,201	—	—	40,203	—	40,203
Tax withholdings on vesting of restricted stock	(450)	—	—	—	(39,075)	—	—	(39,075)	—	(39,075)
Common stock transfers - Class B to Class A	415	—	(415)	—	—	—	—	—	—	—
Purchase of non-controlling interest in business combinations	—	—	—	—	(5,282)	—	—	(5,282)	(4,638)	(9,920)
Deconsolidation of subsidiary	—	—	—	—	—	677	—	677	(677)	—
Equity issued in connection with business combination	—	—	—	—	360	—	—	360	362	722
Balance as of September 27, 2024	59,722	53	35,671	41	—	2,496,255	(19,187)	2,477,162	9,731	2,486,893
Net income	—	—	—	—	—	255,018	—	255,018	1,474	256,492
Other comprehensive income, net of tax	—	—	—	—	—	—	6,670	6,670	31	6,701
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(1,847)	(1,847)
Stock-based compensation expense	—	—	—	—	128,514	—	—	128,514	—	128,514
Capitalized stock-based compensation expense	—	—	—	—	323	—	—	323	—	323
Repurchase of common stock	(1,620)	(2)	—	—	(135,296)	10,306	—	(124,992)	—	(124,992)
Cash dividends declared and paid on common stock	—	—	—	—	—	(126,599)	—	(126,599)	—	(126,599)
Common stock issued under employee stock plans	2,163	2	—	—	43,695	—	—	43,697	—	43,697
Tax withholdings on vesting of restricted stock	(473)	—	—	—	(37,236)	—	—	(37,236)	—	(37,236)
Common stock transfers - Class B to Class A	1,011	1	(1,011)	(1)	—	—	—	—	—	—
Balance as of September 26, 2025	60,803	$54	34,660	$40	$—	$2,634,980	$(12,517)	$2,622,557	$9,389	$2,631,946
See accompanying notes to consolidated financial statements

DOLBY LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Operating activities:
Net income including noncontrolling interest	$256,492	$264,316	$201,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,827	75,559	82,558
Stock-based compensation	128,514	119,825	118,486
Amortization of operating lease right-of-use assets	10,770	11,768	12,956
Amortization of premium on investments	—	(2,919)	(860)
Provision for/(benefit from) credit losses	2,434	(2,256)	(793)
Deferred income taxes	4,988	(21,612)	(18,337)
Impairment loss on internally developed software	—	—	16,225
Share of net income of equity method investees, net of cash distributions	(707)	(2,023)	(60)
Other non-cash items affecting net income	(1,108)	3,305	2,346
Changes in operating assets and liabilities:
Accounts receivable, net	(18,463)	(28,967)	47,779
Contract assets, net	16,680	(8,707)	347
Inventories	8,019	(2,654)	(13,226)
Operating lease right-of-use assets	(4,505)	(8,420)	(8,817)
Prepaid expenses and other assets	15,223	(2,013)	(1,218)
Accounts payable and accrued liabilities	22,851	(34,554)	(52,315)
Income taxes, net	(42,829)	(4,501)	(8,722)
Contract liabilities	(5,079)	(9,738)	(8,379)
Operating lease liabilities	(8,503)	(5,263)	(5,818)
Other non-current liabilities	(406)	(13,894)	3,285
Net cash provided by operating activities	472,198	327,252	367,081
Investing activities:
Purchases of marketable securities	—	(160,198)	(172,955)
Proceeds from sales of marketable securities	15,911	234,061	54,964
Proceeds from maturities of marketable securities	—	157,729	176,833
Proceeds from sale of assets held for sale	16,881	—	—
Purchases of property, plant, and equipment	(36,348)	(30,007)	(30,339)
Business combinations, net of cash and restricted cash acquired, and other related payments	(1,362)	(487,877)	25,703
Purchases of intangible assets	(5,593)	—	—
Purchases of other investments	(75)	—	—
Net cash provided by/(used in) investing activities	(10,586)	(286,292)	54,206
Financing activities:
Proceeds from issuance of common stock	43,697	40,203	47,781
Repurchase of common stock	(124,992)	(160,001)	(149,276)
Payment of cash dividend	(126,599)	(114,579)	(103,407)
Distributions to noncontrolling interest	(1,847)	(5,164)	(266)
Payment of excise tax on repurchase of common stock	(261)	—	—
Purchase of noncontrolling interest in business combinations	—	(9,920)	—
Equity issued in connection with business combination	—	722	—
Shares repurchased for tax withholdings on vesting of restricted stock	(37,236)	(39,075)	(31,144)
Payment of deferred consideration for prior business combinations	—	—	(500)
Net cash used in financing activities	(247,238)	(287,814)	(236,812)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,235	6,640	5,120
Net increase/(decrease) in cash, cash equivalents, and restricted cash	215,609	(240,214)	189,595
Cash, cash equivalents, and restricted cash at beginning of period	577,752	817,966	628,371
Cash, cash equivalents, and restricted cash at end of period	$793,361	$577,752	$817,966
Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$73,737	$63,217	$61,481
Non-cash investing and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$(2,830)	$8,711	$3,882
Accrual of unpaid stock repurchase excise tax	—	261	—
Equity issued in connection with business combination	—	—	21,198

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
Change in Presentation
During fiscal 2025, we changed the presentation of our share of net income from equity method investees and cash distributions from equity method investees within the consolidated statements of cash flows. Our share of net income from equity method investees, previously presented in "other non-cash items affecting net income," and cash distributions from our equity method investees, previously presented within "changes in operating assets and liabilities," are now presented in "share of net income of equity method investees, net of cash distributions."  As such, prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact of total net cash provided by operating activities.
Fiscal Year
Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal years presented herein include the 52 week period ended September 26, 2025 (fiscal 2025), September 27, 2024 (fiscal 2024), and September 29, 2023 (fiscal 2023). Our fiscal year ending September 25, 2026 (fiscal 2026) will consist of 52 weeks.

2. Summary of Significant Accounting Policies
Concentration of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk principally consist of cash, cash equivalents, restricted cash, investments, accounts receivable, and contract assets. We maintain cash, cash equivalents, and investments with multiple financial institutions that have high credit standing, and that we believe are financially sound and have minimal credit risk exposure, although at times our balances may exceed the applicable insurance coverage limits. We monitor and manage the overall counterparty credit risk exposure of our cash balances to individual financial institutions on an ongoing basis. Our investment portfolio may consist of investment-grade securities diversified amongst security types, industries, and issuers. All of our securities are held in custody by large national financial institutions. Our investment policy limits the amount of credit exposure to a maximum of 5% of our total portfolio to any one issuer, except for the U.S. Treasury, and we believe no significant concentration risk exists with respect to these investments. We also mitigate counterparty risk through entering into derivative contracts with high-credit-quality financial institutions. Actual or potential defaults of one or more financial institutions could impact our results of operations or financial position, and make it challenging to find alternative qualified counterparties.
The majority of our licensing revenue is generated from customers outside of the United States ("U.S."). We manage the credit risk posed by non-U.S. customers by performing regular evaluations of the creditworthiness of our licensing customers and recognize revenue in accordance with U.S. GAAP.
In fiscal 2025, 2024 and 2023, we did not have any individual customers that accounted for 10% of our total revenue.
Cash and Cash Equivalents
We consider all short-term highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents primarily consist of funds held in general checking accounts and money market accounts.
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
Investments
Our investments primarily consist of our equity securities and our mutual fund investments held in our SERP, which are classified as trading securities. Investments that have an original maturity of 91 days or more at the date of purchase and a current maturity of less than one year are classified as short-term investments, while investments with a current maturity of more than one year are classified as long-term investments. AFS securities, if any, and trading securities held in our SERP are recorded at fair value in our consolidated balance sheets. Unrealized gains and losses on AFS securities are reported as a component of AOCI, while realized gains and losses and credit losses are reported as a component of net income. Upon sale, gains and losses are reclassified from AOCI into earnings, and are determined based on specific identification of securities sold.
We evaluate our investment portfolio for impairment by comparing the fair value with the cost basis for each of our investment securities. If the fair value of the AFS securities, if any, is less than amortized cost, such securities are considered impaired. If we have the intent to sell the debt security, or if it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is reported as an impairment loss in net income. Impaired debt securities that we intend to hold are evaluated to determine whether we need to recognize an allowance for credit losses, limited to the difference between the fair value and amortized cost of the security.
Equity Securities
Equity securities for which we possess the ability to exercise significant influence, but not control, over operating and financing decisions are accounted for under the equity method. In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the investee's net earnings or losses. We record dividends or other equity distributions as reductions in the carrying value of the investment. Our share of the equity method investee's net income or loss is included in other income/(expense), net in the consolidated statements of operations. Our equity method investments are included within long-term investments in our consolidated balance sheets.
We also hold several investments in equity securities of privately-held companies without a readily determinable fair value, and equity securities of publicly traded companies with a readily determinable fair value. The equity securities without a readily determinable fair value are accounted for using the measurement alternative, which is cost, less any impairment, adjusted for changes in fair value resulting from observable transactions for identical or similar investments of the same issuer. We perform a qualitative assessment at each reporting date to determine whether there are triggering events for impairment. The equity securities with a readily determinable fair value are measured at fair value, with any gains or losses recognized in other income, net on the consolidated statements of operations. These equity securities are included within short-term and long-term investments in our consolidated balance sheets.
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
Internal-use Software.  We capitalize qualifying internal-use software development costs, consisting primarily of external and internal labor, including stock based compensation, incurred during the application development stage. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Capitalized costs are included in PP&E, net of accumulated amortization in our consolidated balance sheets. Our capitalized internal-use software costs are amortized on a straight-line basis over estimated useful lives of three years, unless another systematic and rational basis is more representative of the software’s useful life.
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
Goodwill, Intangible Assets, and Long-Lived Assets
We perform an assessment of goodwill for potential impairment annually during our third fiscal quarter or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For our annual goodwill test as of the fiscal quarter ended June 27, 2025, a qualitative assessment was performed and we concluded that it was more likely than not that its fair value was in excess of its carrying amount. Accordingly, no quantitative assessment was performed and no impairment was recorded. We did not incur any goodwill impairment losses in any of the periods presented.
Intangible assets are stated at their original cost less accumulated amortization, and those with definite lives are amortized over their estimated useful lives. Our intangible assets principally consist of acquired technology, patents, customer relationships and contracts, the majority of which are amortized on a straight-line basis over their useful lives using a range from three to eighteen years.
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
For additional financial information and a summary of our accounting policy, refer to Note 3 "Revenue Recognition" to our consolidated financial statements.
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
Advertising and Promotional Costs
Advertising and promotional costs are charged primarily to S&M expense as incurred. Our advertising and promotional costs were as follows (in thousands):

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Advertising and promotional costs	$51,021	$57,338	$59,821
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

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Foreign currency transaction gains	$1,252	$1,800	$536
Non-designated Hedges.  In an effort to reduce the risk that our earnings will be adversely affected by foreign currency exchange rate fluctuations, we enter into foreign currency forward contracts exclusively to hedge against assets and liabilities for which we have foreign currency exchange rate exposure. These derivative instruments are carried at fair value with changes in the fair value recorded to other income/(expense), net, in our consolidated statements of operations. While not designated as hedging instruments, these foreign currency forward contracts are used to reduce the exchange rate risk associated primarily with intercompany receivables and payables. These contracts do not subject us to material balance sheet risk due to exchange rate movements as gains and losses on these derivatives are intended to offset gains and losses on the related receivables and payables for which we have foreign currency exchange rate exposure. As of September 26, 2025 and September 27, 2024, the outstanding derivative instruments had maturities of equal to or less than 31 days, respectively, and the total notional amounts of outstanding contracts were $110.1 million and $106.3 million, respectively. The fair values of these contracts are included within accrued liabilities in our consolidated balance sheets.
Cash Flow Hedges. We also enter into forward currency contracts exclusively designated as cash flow hedges, which have a maturity of thirteen months or less, to reduce the impact of currency volatility on U.S. dollar operating expenses. As of September 26, 2025 and September 27, 2024, the outstanding derivative instruments had maturities of equal to or less than 12 months, and the total notional amounts of outstanding contracts were $85.8 million and $5.5 million, respectively. The gains and losses from the effective portions of cash flow hedges are recorded at fair value as a component of AOCI, until the hedged item is subsequently reclassified into earnings in the same period in which the hedged transaction affects earnings, with the corresponding hedged item. Amounts reclassified are recorded to the same line item in the consolidated statements of operations as the impact of the hedge transaction, concurrently with the hedged costs.
The pre-tax gain attributed to the effective portion of cash flow hedges recognized in AOCI was $1.0 million in fiscal 2025. The pre-tax loss attributed to the effective portion of cash flow hedges recognized in AOCI was $1.6 million in fiscal 2024. The pre-tax effective portion of the gains reclassified to the consolidated statements of operations in fiscal 2025 was not material. The pre-tax effective portion of the gains reclassified to the consolidated statements of operations was $2.1 million in fiscal 2024.
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
Adopted Standards
Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, among other expanded disclosures. We adopted this standard during the fourth quarter of fiscal 2025 on a retrospective basis. The adoption did not have a material impact on consolidated financial statements. See Note 16, "Operating Segments and Geographic Information," for more information.
Standards Not Yet Effective
Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires further enhancement of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This standard is effective for Dolby beginning September 27, 2025 on a prospective basis. We are currently in the process of evaluating the impact of the standard's adoption on our consolidated financial statements and related disclosures.
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
Intangibles. In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which eliminates references to the previous stage-based model, and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. This standard is effective for Dolby beginning September 30, 2028, and may be applied prospectively, retrospectively, or using a modified transition approach, with early adoption permitted. We are currently in the process of evaluating the impact of the standard's adoption on our consolidated financial statements and related disclosures.

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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements within the following two quarters. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the first and second quarters of fiscal 2025, we recorded favorable adjustments of approximately $17 million and $1 million, respectively. In the third and fourth quarters of fiscal 2025, we recorded unfavorable adjustments of approximately $4 million and $1 million, respectively. Each of these adjustments is primarily related to shipments that occurred in the prior two quarters, and is largely based on actual royalty statements received from licensees that differed from our estimates.
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
Cloud Services. We offer solutions through our Dolby OptiView platform as well as cloud encoding services, generally, on either a consumption or subscription basis. Revenue related to cloud services provided on a consumption basis is recognized when the customer utilizes the services, based on the quantity of services consumed. Revenue related to cloud services provided on a subscription basis is recognized ratably over the contract term as the customer receives and consumes the benefits of the cloud services.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of September 26, 2025, we had $61.1 million of remaining performance obligations, 53% of which we expect to recognize as revenue in fiscal 2026, 20% in fiscal 2027, and the balance of 27% in fiscal years beyond 2027.
F. Disaggregation of Revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Year Ended
Revenue	September 26, 2025		September 27, 2024		September 29, 2023
Licensing	$1,248,017	93%	$1,181,794	93%	$1,197,930	92%
Products and services	101,113	7%	91,927	7%	101,814	8%
Total revenue	$1,349,130	100%	$1,273,721	100%	$1,299,744	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Year Ended
Market	September 26, 2025		September 27, 2024		September 29, 2023
Broadcast	$428,471	34%	$409,105	35%	$451,719	38%
Mobile	268,568	22%	235,774	20%	243,897	20%
CE	150,704	12%	165,817	14%	170,197	14%
PC	151,894	12%	141,300	12%	124,362	10%
Other	248,380	20%	229,798	19%	207,755	18%
Total licensing revenue	$1,248,017	100%	$1,181,794	100%	$1,197,930	100%
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

	Fiscal Year Ended
Geographic Location	September 26, 2025		September 27, 2024		September 29, 2023
United States	$496,990	37%	$450,265	35%	$466,030	36%
International	852,140	63%	823,456	65%	833,714	64%
Total revenue	$1,349,130	100%	$1,273,721	100%	$1,299,744	100%
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

Our contract liabilities consist of advance payments and billings in advance of performance, typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In fiscal 2025, we recognized $31.2 million from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	September 26, 2025	September 27, 2024	Change ($)	Change (%)
Accounts receivable, net	$331,096	$315,465	$15,631	5%
Contract assets, net	180,804	197,478	(16,674)	(8)%
Contract liabilities - current	31,382	31,644	(262)	(1)%
Contract liabilities - non-current	29,687	34,593	(4,906)	(14)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our consolidated balance sheets as of September 26, 2025 and September 27, 2024 (in thousands).
Accounts Receivable and Contract Assets

Accounts Receivable and Contract Assets, net	September 26, 2025	September 27, 2024
Trade accounts receivable	$186,221	$170,574
Accounts receivable from patent administration program licensees	152,096	150,252
Contract assets	180,905	197,584
Accounts receivable and contract assets, gross	519,222	518,410
Less: allowance for credit losses on accounts receivable and contract assets	(7,322)	(5,467)
Total accounts receivable and contract assets, net	$511,900	$512,943
Accounts receivable as of September 26, 2025 and September 27, 2024, respectively, includes unbilled accounts receivable balances of $173.5 million and $173.8 million, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via LA's unconditional right to consideration related to its patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges/(Credits) to S&M and G&A	Deductions	Ending Balance
For fiscal year ended:
September 29, 2023	$14,405	$(793)	$(2,643)	$10,969
September 27, 2024	10,969	(2,256)	(1,877)	6,836
September 26, 2025	6,836	2,434	(988)	8,282
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of September 26, 2025 and September 27, 2024.
Inventories

	September 26, 2025	September 27, 2024
Raw materials	$4,254	$3,079
Work in process	4,187	4,791
Finished goods	21,983	25,858
Total inventories	$30,424	$33,728
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our consolidated balance sheets. We have included $7.5 million and $10.4 million of inventory within non-current assets as of September 26, 2025 and September 27, 2024, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.

Prepaid Expenses and Other Current Assets

	September 26, 2025	September 27, 2024
Prepaid expenses	$28,006	$29,745
Other current assets	23,867	40,249
Total prepaid expenses and other current assets	$51,873	$69,994
Other current assets included certain assets held for sale initially valued at $18.2 million as of September 27, 2024, and the estimated fair value of the assets was subsequently increased by $6.3 million for a total value of $24.5 million. During fiscal 2025, we sold $15.8 million of the assets classified as held for sale, and the remaining assets no longer met the criteria for held for sale, and as such, we reclassified $8.7 million in assets held for sale to short-term and long-term investments. Refer to Note 15 "Business Combinations" for more information.
Accrued Liabilities

	September 26, 2025	September 27, 2024
Amounts payable to patent administration program partners	$166,315	$156,472
Accrued compensation and benefits	106,579	97,179
Accrued professional fees	21,165	16,568
Unpaid property, plant, and equipment additions	3,439	17,055
Accrued customer refunds	4,218	2,988
Accrued market development funds	2,578	2,522
Other accrued liabilities	64,962	54,745
Total accrued liabilities	$369,256	$347,529
Other Non-Current Liabilities

	September 26, 2025	September 27, 2024
Supplemental retirement plan obligations	$5,315	$4,946
Non-current tax liabilities (1)	46,159	78,355
Other liabilities	48,369	52,551
Total other non-current liabilities	$99,843	$135,852
(1)     Refer to Note 12 "Income Taxes" for additional information related to our tax liabilities.

5. Investments and Fair Value Measurements
In general, we use cash holdings to purchase investment-grade securities diversified among security types, industries, and issuers. Our cash equivalents consist of highly-liquid money market funds. Our mutual fund investments held in our SERP are classified as trading securities. Derivative contracts are used to hedge currency risk, and these are carried at fair value and classified as other current assets, other non-current assets, and accrued liabilities in the consolidated balance sheets.
Our cash and investment portfolio consisted of the following (in thousands):

	September 26, 2025
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$529,422	$—	$—	$529,422	$529,422	$—	$—
Cash equivalents:
Money market funds	172,471	—	—	172,471	172,471	—	—
Cash and cash equivalents	701,893	—	—	701,893	701,893	—	—

Short-term investments:
Marketable equity securities	703	—	—	703	703	—	—
Short-term investments	703	—	—	703	703	—	—

Long-term investments:
Other investments	80,205	—	—	80,205	—	—	—
Long-term investments	80,205	—	—	80,205	—	—	—

Total cash, cash equivalents, and investments	$782,801	$—	$—	$782,801	$702,596	$—	$—

Investments held in supplemental retirement plan:
Assets	$5,413	$—	$—	$5,413	$5,413	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$5,413	$—	$—	$5,413	$5,413	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$1,442	$—	$1,442	$—	$1,442	$—
Assets: included in other non-current assets	—	111	—	111	—	111	—
Liabilities: Included in other accrued liabilities	—	—	(48)	(48)	—	(48)	—

	September 27, 2024
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$482,047	$—	$—	$482,047	$482,047	$—	$—
Cash and cash equivalents	482,047	—	—	482,047	482,047	—	—

Long-term investments:
Other investments	89,267	—	—	89,267	—	—	76,000
Long-term investments	89,267	—	—	89,267	—	—	76,000

Total cash, cash equivalents, and investments	$571,314	$—	$—	$571,314	$482,047	$—	$76,000

Investments held in supplemental retirement plan:
Assets	$5,044	$—	$—	$5,044	$5,044	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$5,044	$—	$—	$5,044	$5,044	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$299	$—	$299	$—	$299	$—
Equity Securities
Our equity securities primarily consist of our equity method investments, including our equity method investment in Access Advance, of $68.5 million and $84.3 million as of September 26, 2025 and September 27, 2024, respectively, and equity securities without a readily determinable fair value, valued at $11.8 million and $5.0 million as of September 26, 2025 and September 27, 2024, respectively. The equity method investment and equity securities without a readily determinable value are recorded within long-term investments in our consolidated balance sheets.
The equity method investments are regularly assessed for impairment, and in the case of an impairment, we adjust the carrying value of our investment. Our share of the equity method investee's net income or loss is included in other income/(expense), net on the consolidated statements of operations. Our share of the equity method investee's net income was $24.1 million, $14.2 million, and $5.1 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
During fiscal 2025, we reclassified $8.7 million in assets held for sale to short-term and long-term investments. Refer to Note 15, "Business Combinations" for more information.
Fair Value Hierarchy
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
As a part of the acquisition of GE Licensing in fiscal 2024, we acquired GE Licensing’s ownership interest in Access Advance, which increased our equity method investment by $76 million. This increase in our investment was classified as Level 3 within the fair value hierarchy, and measured using the discounted cash flows method, whereby the cash flows expected to be generated by the business are discounted to their present value using a rate of return that reflects the relative risk of the investment and the time value of money. Inputs used in the valuation were the prospective financial information, including projected revenue associated with the investment, and discount rate to reflect the risk of the equity investment compared to the main operating business of GE Licensing. In determining the discount rate, a risk assessment was performed, where revenue growth was assessed, among other factors, and as such, revenue growth and the discount rate are considered interrelated unobservable inputs.
Securities In Gross Unrealized Loss Position

We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. We had no securities that were in an unrealized loss position as of September 26, 2025 and September 27, 2024, respectively.

Cash Equivalents Maturities
The following table summarizes the amortized cost and estimated fair value of our cash equivalents as of September 26, 2025, which are recorded within cash and cash equivalents in our consolidated balance sheets (in thousands):

Range of maturity	Amortized Cost	Fair Value
Due within 1 year	$172,471	$172,471
Due in 1 to 2 years	—	—
Due in 2 to 5 years	—	—
Total	$172,471	$172,471

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Depreciation expense was $42.5 million, $42.4 million, and $54.0 million in fiscal 2025, 2024, and 2023, respectively.
As of September 26, 2025 and September 27, 2024, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	September 26, 2025	September 27, 2024
Land	$42,021	$42,010
Buildings and building improvements	290,920	288,908
Leasehold improvements	84,605	86,613
Machinery and equipment	163,382	138,425
Computer equipment and software	195,521	240,930
Furniture and fixtures	31,476	31,581
Equipment provided under operating leases	234,426	244,327
Construction-in-progress	36,181	25,091
Property, plant, and equipment, gross	1,078,532	1,097,885
Less: accumulated depreciation	(607,924)	(618,776)
Property, plant, and equipment, net	$470,608	$479,109

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
The lease term of operating leases vary from less than one year to 10 years. We have leases that include one or more options to extend the lease term for up to 5 years as well as options to terminate the lease within one year. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.
The components of lease expense were as follows (in thousands):

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Lease cost
Operating lease cost	$13,075	$14,275	$14,860
Variable lease cost	2,015	1,947	1,424
Total lease cost	$15,090	$16,222	$16,284
Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Other information
Cash paid for amounts included in the measurement of operating lease liabilities	$14,862	$15,602	$16,589
Right-of-use assets obtained in exchange for operating lease obligations	4,731	21,087	16,259
Supplemental balance sheet information related to leases was as follows:

	September 26, 2025	September 27, 2024
Operating Leases
Weighted-average remaining lease term	4.8 years	5.3 years
Weighted-average discount rate	6.0%	5.4%
The following table presents the maturity analysis of lease liabilities (in thousands):

September 26, 2025
Operating Leases
Fiscal 2026	$12,306
Fiscal 2027	9,299
Fiscal 2028	8,071
Fiscal 2029	6,114
Fiscal 2030	3,400
Thereafter	5,595
Total undiscounted lease payments	44,785
Less: imputed interest	(5,907)
Total lease liabilities	$38,878
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

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Operating Lease Income
Variable operating lease income	$36,828	$31,794	$33,921
Fixed operating lease income	4,294	3,570	3,253
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $0.5 million and $0.9 million as of September 26, 2025 and September 27, 2024, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.
The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	September 26, 2025
	Operating Leases	Sales-Type Leases
Fiscal 2026	$932	$220
Fiscal 2027	—	220
Fiscal 2028 and thereafter	—	220
Total undiscounted cash flows	$932	660
Less: Carrying value of lease receivables		—
Difference		$660

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance as of September 29, 2023	$408,409
Acquired goodwill (1)	120,667
Translation adjustments	4,132
Balance as of September 27, 2024	$533,208
Translation adjustments	1,757
Measurement period adjustments	(5,065)
Balance as of September 26, 2025	$529,900
(1)     Refer to Note 15 "Business Combinations" for additional information related to our acquired goodwill.
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, and customer relationships and contracts. Intangible assets subject to amortization consisted of the following (in thousands):

	September 26, 2025			September 27, 2024
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$587,743	$(324,507)	$263,236	$579,768	$(293,389)	$286,379
Customer relationships	221,007	(87,401)	133,606	220,200	(72,374)	147,826
Other intangible assets	23,171	(22,956)	215	23,125	(22,816)	309
Total	$831,921	$(434,864)	$397,057	$823,093	$(388,579)	$434,514
During fiscal 2025, we purchased various patents for purchase consideration of $5.6 million and upon acquisition, these intangible assets had a weighted-average useful life of 14 years. During fiscal 2024, we acquired $274.2 million and $24.6 million of identifiable intangible assets in connection with the acquisitions of GE Licensing and THEO, respectively. Refer to Note 15 "Business Combinations" for additional information.

Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our consolidated statements of operations. Amortization expense was $45.3 million, $33.2 million, and $28.6 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively. As of September 26, 2025, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
2026	$44,751
2027	44,051
2028	42,014
2029	41,889
2030	40,567
Thereafter	183,785
Total	$397,057

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of September 26, 2025, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of September 26, 2025, we had 60,802,616 shares of Class A common stock and 34,660,045 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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
As of September 26, 2025, an aggregate of 58,701 shares of PSOs were exercisable and outstanding.
The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding as of September 27, 2024	3,470	$69.04
Grants	327	77.91
Exercises	(538)	52.70
Options outstanding as of September 26, 2025	3,259	72.71	5.10	$15,355
Options vested and expected to vest as of September 26, 2025	3,129	72.60	5.03	15,353
Options exercisable as of September 26, 2025	2,553	71.02	4.25	15,228
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on September 26, 2025 of $72.39 and excludes the impact of options that were not in-the-money.
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
The following table summarizes information on PSUs granted to our officers that have not vested as of September 26, 2025:

	Aggregate Shares Granted	Potential Shares at Vest Date (at 200% of Target)
December 15, 2022	90,613	181,226
December 15, 2023	77,283	154,566
December 16, 2024	92,971	185,942

On December 16, 2019, we granted PSUs to our executive officers for an aggregate of 62,000 shares, which vested in December 2022 at 81% of the target award amount. On December 15, 2020, we granted PSUs to our executive officers for an aggregate of 66,138 shares, which vested in December 2023 at 80% of the target award amount. On December 15, 2021, we granted PSUs to our executive officers for an aggregate of 60,301 shares, which vested in December 2024 at 70% of the target award amount. As of September 26, 2025, PSUs which would vest for an aggregate of 255,589 shares at the target award amount (511,178 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of September 27, 2024	3,846	$80.33
Granted	1,937	74.56
Vested	(1,373)	82.14
Forfeitures	(280)	79.60
Non-vested as of September 26, 2025	4,130	$77.07
The fair value of vested RSUs (measured as of the vesting date) was as follows (in thousands):

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Restricted stock units - vest date fair value	$108,069	$113,909	$92,843
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Expected term (in years)	4.89	4.86	4.82
Risk-free interest rate	4.3%	3.9%	3.6%
Expected stock price volatility	29.5%	29.3%	29.4%
Dividend yield	1.7%	1.4%	1.6%

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Stock options granted - weighted-average grant date fair value	$21.61	$24.12	$19.15
Stock options exercised - intrinsic value	13,129	14,224	22,736
Stock-Based Compensation Expense
Stock-based compensation expense for equity awards granted to employees is determined by estimating their fair value on the date of grant, and recognizing that value as an expense on a straight-line basis over the requisite service period in which our employees earn the awards. Compensation expense related to these equity awards is recognized net of estimated forfeitures, which reduce the expense recorded in the consolidated statements of operations. The selection of applicable estimated forfeiture rates is based on an evaluation of trends in our historical forfeiture data with consideration for other potential driving factors. If in subsequent periods actual forfeitures significantly differ from our initial estimates, we will revise such estimates accordingly. The estimated annual forfeiture rates used for awards granted were 8.62%, 8.53%, and 8.62% in fiscal 2025, 2024, and 2023, respectively.
The following two tables separately present stock-based compensation expense both by award type and classification in our consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Compensation expense
Stock options	$6,841	$6,726	$8,486
Restricted stock units (1) (2)	117,803	109,031	105,915
Employee stock purchase plan	3,870	4,068	4,085
Total stock-based compensation	128,514	119,825	118,486
Estimated benefit from income taxes	(19,847)	(17,290)	(17,844)
Total stock-based compensation, net of tax	$108,667	$102,535	$100,642
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.3 million, $0.6 million and $1.2 million of capitalized stock-based compensation related to internal-use software in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
Expense - By Income Statement Line Item Classification

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Compensation expense
Cost of products and services	$1,747	$1,501	$1,697
Research and development	38,500	38,214	39,472
Sales and marketing	44,480	40,128	40,038
General and administrative	43,787	39,982	37,279
Total stock-based compensation	128,514	119,825	118,486
Estimated benefit from income taxes	(19,847)	(17,290)	(17,844)
Total stock-based compensation, net of tax	$108,667	$102,535	$100,642

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in fiscal 2025, fiscal 2024, and fiscal 2023.
Unrecognized Compensation Expense.    As of September 26, 2025, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $11.3 million, which is expected to be recognized over a weighted-average period of 2.5 years. As of September 26, 2025, total unrecognized compensation expense associated with RSUs expected to vest was approximately $200.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of September 26, 2025 (in thousands):

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
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be retired and returned to the status of authorized but unissued shares of Class A common stock. As of September 26, 2025, the remaining authorization to purchase additional shares was $276.6 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2025:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 27, 2024	186,322	$15,000	$80.51
Q2 - Quarter ended March 28, 2025	428,565	34,999	81.67
Q3 - Quarter ended June 27, 2025	526,033	39,991	76.02
Q4 - Quarter ended September 26, 2025	479,361	35,002	73.01
Total	1,620,281	$124,992
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
On November 18, 2025, Dolby announced a cash dividend of $0.36 per share of Class A and Class B common stock, payable on December 10, 2025, to stockholders of record as of the close of business on December 2, 2025. The estimated dividend payment of $34.4 million related to this cash dividend is based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our consolidated statements of operations (in thousands):

	Fiscal Year Ended				Fiscal Year Ended
	September 26, 2025				September 27, 2024
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(83)	$—	$(19,104)	$(19,187)	$(2,858)	$(197)	$(33,929)	$(36,984)
Other comprehensive income before reclassifications:
Unrealized gains/(losses)	(55)	952	—	897	2,602	(1,567)	—	1,035
Foreign currency translation gains(1)	—	—	5,536	5,536	—	—	14,760	14,760
Income tax effect - benefit/(expense)	—	—	(200)	(200)	—	—	65	65
Net of tax	(55)	952	5,336	6,233	2,602	(1,567)	14,825	15,860
Amounts reclassified from AOCI into earnings:
Realized gains(2)	138	405	—	543	194	2,108	—	2,302
Income tax effect - expense(3)	—	(106)	—	(106)	(21)	(344)	—	(365)
Net of tax	138	299	—	437	173	1,764	—	1,937
Net current-period other comprehensive income	83	1,251	5,336	6,670	2,775	197	14,825	17,797
Ending Balance	$—	$1,251	$(13,768)	$(12,517)	$(83)	$—	$(19,104)	$(19,187)
(1)The foreign currency translation gains during fiscal 2025 and fiscal 2024 were primarily due to the strengthening of other foreign currencies as compared to the U.S. dollar.
(2)Realized gains or losses, if any, from the sale of our AFS investment securities or from foreign currency translation adjustments are included within other income/(expense), net in our consolidated statements of operations. Realized gains or losses on foreign currency contracts designated as cash flow hedges are included in operating expenses in the consolidated statements of operations.
(3)The income tax expense is included within provision for income taxes in our consolidated statements of operations.

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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$255,018	$261,825	$200,656

Denominator:
Weighted-average shares outstanding—basic	95,868	95,544	95,771
Potential common shares from options to purchase common stock	358	586	763
Potential common shares from restricted stock units	1,213	1,158	1,139
Potential common shares from employee stock purchase plan	40	37	60
Weighted-average shares outstanding—diluted	97,479	97,325	97,733

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$2.66	$2.74	$2.10
Diluted	$2.62	$2.69	$2.05

Antidilutive awards excluded from calculation:
Stock options	1,448	1,152	930
Restricted stock units	1	10	7
Employee stock purchase plan	1	3	2

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

Income Tax Provision
The following two tables present the components of our income before provision for income taxes by geographic region and the portion of our provision for income taxes classified as current and deferred (in thousands):

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
United States	$102,907	$89,505	$44,136
Foreign	200,578	222,974	205,917
Total income before income taxes	$303,485	$312,479	$250,053

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Current:
Federal	$(35,095)	$702	$(1,053)
State	581	1,124	1,023
Foreign	76,520	68,013	66,776
Total current	42,006	69,839	66,746

Deferred:
Federal	4,369	(21,357)	(16,949)
State	(25)	43	(356)
Foreign	643	(362)	(1,032)
Total deferred	4,987	(21,676)	(18,337)
Provision for income taxes	$46,993	$48,163	$48,409
Repatriation of Undistributed Foreign Earnings
As a result of the Tax Cuts and Jobs Act ("Tax Act"), foreign accumulated earnings that were subject to the mandatory Transition Tax as of December 31, 2017, can be repatriated to the U.S. without incurring further U.S. federal tax. The Tax Act changed to a modified territorial tax system through the provision of a 100% dividend received deduction for the foreign-source portions of dividends received from controlled foreign subsidiaries. As a result, we have reevaluated our historical assertion and determined that we no longer consider a vast majority of these earnings to be indefinitely reinvested. During fiscal 2025, we repatriated $160 million of foreign subsidiary earnings which were exempt from foreign withholding tax. As of September 26, 2025, the total undistributed earnings of our foreign subsidiaries were approximately $420 million. The Company does not record any deferred tax liability on the portion of these foreign undistributed earnings considered indefinitely reinvested.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences were as follows (in thousands):

	Fiscal Year Ended
	September 26, 2025	September 27, 2024
Deferred income tax assets:
Investments	$5,435	$7,410
Inventories	3,195	5,359
Net operating loss	1,426	2,294
Accrued expenses	14,427	13,245
Stock-based compensation	17,483	17,223
Revenue recognition	3,000	4,394
Depreciation and amortization	142,408	139,228
Lease liability	7,675	15,657
Research and development credits	42,488	47,830
Foreign tax credits	20,565	28,777
Deemed repatriated earnings tax benefit	14,587	9,881
Other	3,648	6,067
Total gross deferred income tax assets	276,337	297,365
Less: valuation allowance	(51,015)	(56,922)
Total deferred income tax assets	225,322	240,443

Deferred income tax liabilities:
Right of use asset	(4,981)	(15,889)
Intangible assets	(5,980)	(4,796)
Deferred income tax assets, net	$214,361	$219,758
Net Operating Losses and Tax Credit Carryforwards
As of September 26, 2025, the NOL carryforwards for U.S. federal and California were $0.9 million and $1.3 million, respectively, and will start to expire in fiscal 2034 and 2029, respectively. Additionally, we had foreign NOL carryforwards of $5.0 million as of September 26, 2025, which will carry forward indefinitely. As of September 26, 2025, we had foreign tax credit and federal R&D tax credit carryforwards of $20.7 million and $28.8 million, respectively, which will start to expire in fiscal 2029 and fiscal 2035, respectively. We had California R&D tax credits of $48.6 million and foreign R&D tax credits of $7.7 million, which will carry forward indefinitely.
Valuation Allowance. As of September 26, 2025, a $36.2 million valuation allowance was recorded against California deferred tax assets, a $3.7 million valuation allowance was recorded against federal tax credit deferred tax assets, and a $11.1 million valuation allowance was recorded against foreign deferred tax assets for which ultimate realization of its future benefits is uncertain.
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

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal effect	0.2	0.2	0.3
Stock-based compensation	3.5	1.1	1.2
Research and development tax credits	(5.1)	(2.7)	(2.7)
Foreign-derived intangible income deduction	(1.4)	(1.3)	(2.3)
U.S. tax on foreign entities	1.3	1.3	1.3
Foreign rate differential	(1.2)	(2.1)	(1.9)
Increase (decrease) unrecognized tax benefit	(2.7)	0.6	1.9
Tax Act of 2017	—	(3.2)	—
Other	(0.1)	0.5	0.6
Effective tax rate	15.5%	15.4%	19.4%
Our effective tax rate was 15.5% in fiscal 2025, compared with our federal statutory rate of 21.0%, and with our effective tax rate in fiscal 2024 of 15.4%. The increase in our effective tax rate was primarily due to lower tax benefits related to settlement of stock-based awards and a non-recurring benefit related to the Transition Tax liability under the Tax Act recognized in fiscal 2024, partially offset by the recognition of tax benefits from previously unrecognized tax benefits due to the expiration of the statute of limitations and higher tax credits.
Our effective tax rate was 15.4% in fiscal 2024, compared with our effective tax rate in fiscal 2023 of 19.4%. The decrease in our effective tax rate was primarily due to a tax benefit related to the Transition Tax liability under the Tax Act. Additionally, we recognized tax benefits from previously unrecognized tax benefits due to a lapse in the statute of limitations and reduced benefit from foreign operations.
Uncertain Tax Positions
As of September 26, 2025, the total amount of gross unrecognized tax benefits was $83.7 million, of which $28.1 million, if recognized, would reduce our effective tax rate. Our liability decreased from fiscal 2024 primarily due to releases from the expiration of the statute of limitations, partially offset by additional accruals in fiscal 2025. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our consolidated balance sheet. Over the next twelve months, we estimate that this amount could be reduced by $1.5 million as a result of the expiration of certain statutes of limitations. Aggregate changes in the balance of gross unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Beginning Balance	$81,615	$76,304	$69,682
Gross increases - tax positions taken during prior years	15,687	2,346	219
Gross decreases - tax positions taken during prior years	(1,946)	—	(1,143)
Gross increases - tax positions taken during current year	7,514	10,626	7,546
Gross decreases - settlements with tax authorities during current year	(116)	(343)	—
Lapse of statute of limitations	(19,088)	(7,318)	—
Ending Balance	$83,666	$81,615	$76,304

Classification of Interest and Penalties
We include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued are reduced in the period that such determination is made and are reflected as a reduction of the overall income tax provision. In fiscal 2025, our current tax provision was decreased by the release of accrued interest expense of $12.2 million, while in fiscal year 2024, our current tax provision was increased by interest expense of $3.3 million. Accrued interest and penalties are included within the related tax liability line item in our consolidated balance sheets. Our accrued interest and penalties on unrecognized tax benefits as of September 26, 2025 and September 27, 2024 were as follows (in thousands):

	Fiscal Year Ended
	September 26, 2025	September 27, 2024
Accrued interest	$1,428	$13,597
Accrued penalties	98	225
Total	$1,526	$13,822
We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. We file income tax returns in the U.S. federal, states, and foreign jurisdictions. Our major tax jurisdictions are the U.S. federal, California, and Ireland.
Our operations in certain jurisdictions remain subject to examination for fiscal 2013 to 2023, some of which are currently under audit or review. We are currently under audit by the IRS for our fiscal 2018 U.S. federal tax year. The resolution of these audits could have a material impact to our consolidated financial statements. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If resolution of any tax issues addressed in our current audits are inconsistent with management’s expectations, we may be required to adjust our tax provision for income taxes in the period such resolution occurs.

The final U.S. foreign tax credit regulations, issued on January 4, 2022, introduced significant changes to foreign tax credit utilization. However, temporary relief was granted and extended to delay the effective date of the final regulations until further notice. These provisions may have a material adverse effect on our future tax provisions unless modified or withdrawn.
The OECD published its model rules “Tax Challenges Arising From the Digitalisation of the Economy - Global Anti-Base Erosion Model Rules (Pillar Two)” which established a global minimum corporate tax rate of 15% for certain multinational enterprises. Many countries have implemented or are in the process of implementing the Pillar Two legislation, became applicable to Dolby beginning in fiscal 2025. Dolby recorded an immaterial amount in our fiscal 2025 consolidated financial statements. We continue to monitor the impact as countries implement legislation and the OECD provides additional guidance.
In July 2025, the OBBBA was signed into law in the U.S. OBBBA contains several corporate income tax provisions, including the extension of many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and restores the ability to elect immediate expensing of domestic research and experimental expenditures under Section 174 and 100% bonus depreciation for qualified property placed in service on or after January 20, 2025. These provisions are generally effective beginning in fiscal 2026. OBBBA did not have a material impact on our income tax expense or financial statements for fiscal 2025. Dolby will continue to evaluate the effects of these provisions in future periods.

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
Fiscal 2025 Restructuring Events

In September 2025, we initiated restructuring actions in order to centralize teams into fewer locations to provide better access to talent pools, encourage multi-disciplinary collaboration, and simplify operations. In connection with this plan, we recorded expense in fiscal 2025 of $6.1 million in severance and other related benefits. The remaining components of this plan are expected to be completed by the end of the second quarter of fiscal 2026, resulting in an additional charge of approximately $10 million in severance and other termination benefits. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the first quarter of fiscal 2026. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2026, due to estimated savings in compensation and benefits of impacted employees. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
In November 2024, we initiated restructuring actions with the purpose of aligning our R&D resources, and to a lesser extent our S&M resources, with our highest strategic priorities. In connection with this plan, we recorded expense in fiscal 2025 of $9.2 million in severance and other related benefits. The remaining components of this plan were substantially completed by the end of fiscal 2025. Cash payment of the severance and other termination benefits were substantially completed by the end of fiscal 2025. These activities resulted in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2025, due to estimated savings in compensation and benefits of impacted employees, which was consistent with our expectations. The impact of these estimated savings on our operating expenses was mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
Fiscal 2024 Restructuring Events
In April 2024, we initiated restructuring actions with the purpose of focusing our resources on our highest strategic priorities. In connection with this plan, we recorded an expense in fiscal 2024 of $4.6 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $3 million in fiscal 2024 and resulted in savings of approximately $11 million within fiscal 2025, which was consistent with our expectations. The impact of these estimated savings on our operating expenses was mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
Fiscal 2023 Restructuring Events
In September 2023, we initiated a restructuring plan with the purpose of focusing our resources on our highest strategic priorities. In continuation with this plan, we recorded an expense in fiscal 2024 of $7.4 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $40 million within fiscal 2024, which was consistent with our expectations. The impact of these savings on our operating expenses was offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
In June 2023, we implemented a focused restructuring plan, primarily consisting of workforce reductions and facility consolidations to improve execution in alignment with our strategy and to reduce our cost structure through improved utilization of our global infrastructure. Actions and expenses related to this plan were substantially completed by the end of fiscal 2024. These activities resulted in gross pre-tax operating income savings of approximately $20 million in fiscal 2024, which was consistent with our expectations. The impact of these savings on our operating expenses was mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 29, 2023	$20,352	$—	$20,352
Restructuring charges	6,413	(29)	6,384
Cash payments and adjustments	(24,000)	29	(23,971)
Balance at September 27, 2024	2,765	—	2,765
Restructuring charges	11,624	3,383	15,007
Cash payments and adjustments	(9,724)	(3,383)	(13,107)
Balance at September 26, 2025	$4,665	$—	$4,665
Accruals for restructuring charges/(credits) incurred for the restructuring plans described above are included within accrued liabilities in our consolidated balance sheets, while restructuring charges are included within restructuring charges in our consolidated statements of operations.

14. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of September 26, 2025 (in thousands):

	Payments Due By Fiscal Period
	Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter	Total
Naming rights	$13,472	$8,534	$8,642	$8,751	$8,862	$18,060	$66,321
Purchase obligations	36,917	31,663	19,681	19,208	19,208	—	126,677
Donation commitments	183	153	153	153	153	431	1,226
Total	$50,572	$40,350	$28,476	$28,112	$28,223	$18,491	$194,224
Naming Rights
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
Purchase Obligations
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
Donation Commitments
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
Indemnification Clauses
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

15. Business Combinations
Fiscal 2025
There were no business combinations entered into during fiscal 2025.
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
We have accounted for the taxable transaction under the acquisition method of accounting for business combinations, and the results of operations of GE Licensing have been included in our consolidated statements of operations from the date of acquisition. Additionally, we have estimated the fair values of the net tangible and intangible assets acquired, and liabilities assumed as of the acquisition date, with any amounts paid in excess of the net assets recorded as goodwill. The fair values assigned to assets acquired and liabilities assumed were based on management’s estimates and assumptions.
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
We initially acquired certain assets valued at $18.2 million and increased the estimated fair value of the assets held for sale by $6.3 million for a total value of $24.5 million. These assets were classified as held for sale within prepaid expenses and other current assets on the consolidated balance sheets and are measured at fair value less cost to sell. During fiscal 2025, we sold $15.8 million of the assets classified as held for sale, and the remaining assets no longer met the criteria for held for sale, and as such, we reclassified $8.7 million in assets held for sale to short-term and long-term investments.
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
The noncontrolling interest in Via LA includes $3.6 million of cash held in escrow that was remitted to Dolby in exchange for Via LA common equity units 18 months after the transaction close date. The fair value of the noncontrolling interest was determined through the issuance of equity in lieu of cash. The assumed settlement of pre-existing relationships was determined based on the contractual amounts of payables and receivables between the parties as such amounts approximate fair value.
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
The following table summarizes the fair values allocated to the various intangible assets acquired and the weighted-average useful lives over which they will be amortized using the straight-line method:

	Purchase Price Allocation	Weighted-Average Useful Life
Intangible Assets Acquired	(in thousands)	(in years)
Licensor Relationships – AVC and Other	$36,000	13
Licensor Relationships - HEVC	31,000	10
Implementer Relationships – AVC and Other	12,000	13
Implementer Relationships - HEVC	7,000	10
Total	$86,000	12
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

16. Operating Segments and Geographic Information
Operating Segments
We operate as a single reportable segment. We derive the majority of our revenue from licensing audio and video technology to electronics manufacturers, and a lesser portion of our revenue by offering premium audio and video technologies to cinema exhibitors. Our CODM is our Chief Executive Officer, who reviews financial information presented on a consolidated basis to assess performance and allocate resources. Our CODM uses consolidated net income, as reported on the consolidated statements of operations, as the primary measure of segment profit or loss by comparing actual results to the prior year comparative results and any internally and externally set expectations. Our CODM does not assess segment performance or make operating decisions using asset or liability information.

The following table presents selected financial information and significant segment expenses for the periods presented (in thousands):

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Total revenue	$1,349,130	$1,273,721	$1,299,744
Less:
Cost of licensing (1)	56,907	64,314	64,642
Cost of products and services (1) (2)	71,681	69,441	82,731
Research and development expense (1) (2)	223,292	225,449	231,798
Sales and marketing expense (1) (2)	314,466	291,508	311,189
General and administrative expense (1) (2)	235,254	222,922	218,028
Restructuring charges	15,007	6,384	47,061
Stock-based compensation	128,514	119,825	118,486
Amortization of acquisition-related intangibles	40,856	15,552	10,056
Interest (income)/expense, net	(15,376)	(34,077)	(28,086)
Equity method investees’ net income	(24,065)	(14,212)	(5,145)
Other income, net (1) (3)	(891)	(5,864)	(1,069)
Income tax expense	46,993	48,163	48,409
Net income including noncontrolling interest	256,492	264,316	201,644
Less: Net income attributable to noncontrolling interest	(1,474)	(2,491)	(988)
Net income attributable to Dolby Laboratories, Inc.	$255,018	$261,825	$200,656
(1)Excludes amortization of acquisition-related intangibles presented separately.
(2)Excludes stock-based compensation expense presented separately.
(3)Excludes our proportional share of net income in our equity method investees presented separately.
Geographic Information
The methods to determine revenue by geographic region for each of the three categories included within total revenue in our consolidated statements of operations are described within the table presented below.

Revenue Category	Basis For Determining Geographic Location
Licensing	Region in which our licensees’ headquarters are located
Products	Destination to which our products are shipped
Services	Location in which the relevant services are performed
The following tables present selected information regarding total revenue by geographic location (amounts presented in thousands).
Revenue Composition—U.S. and International

	Fiscal Year Ended
Location	September 26, 2025	September 27, 2024	September 29, 2023
United States	$496,990	$450,265	$466,030
International	852,140	823,456	833,714
Total revenue	$1,349,130	$1,273,721	$1,299,744
Revenue Concentration—Significant Individual Geographic Regions

	Fiscal Year Ended
Location	September 26, 2025	September 27, 2024	September 29, 2023
United States	37%	35%	36%
South Korea	12%	13%	14%
China	26%	22%	22%
Japan	7%	8%	9%
Europe	9%	12%	10%
Other	9%	10%	9%
Total	100%	100%	100%

Long-lived tangible assets, net of accumulated depreciation, by geographic region were as follows (in thousands):

Location	September 26, 2025	September 27, 2024
United States	$374,683	$385,155
International	95,925	93,954
Total long-lived tangible assets, net of accumulated depreciation	$470,608	$479,109

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
As of September 26, 2025, we hold a 49.0% minority ownership interest in Dolby Properties Burbank, LLC, which owns a facility in Burbank that we are leasing until 2030. We also own 10.0% minority ownership interest in Dolby Properties, LP, which owns a facility in Wootton Bassett, England. We are no longer leasing the Wootton Bassett facility.
We also leased from our principal stockholder a commercial office building located at 100 Potrero Avenue in San Francisco, California under a term that expired on October 31, 2024.
Distributions
Distributions made by the jointly-owned real estate entities to our principal stockholder were as follows (in thousands):

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Distributions to principal stockholder	$(250)	$(262)	$(266)

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

Retirement plan expenses, which are included in cost of products and services, R&D, S&M, and G&A expense in our consolidated statements of operations, were as follows (in thousands):

	Fiscal Year Ended
	September 26, 2025	September 27, 2024	September 29, 2023
Retirement plan expenses	$24,739	$24,558	$24,925

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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 26, 2025 using the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of September 26, 2025. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended September 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ending September 26, 2025, the following directors and officers, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408, as follows:
On August 4, 2025, Tony Prophet, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 3,300 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 4, 2026, or earlier if all transactions under the trading arrangement are completed.
On August 22, 2025, Shriram Revankar, our Senior Vice President, Advanced Technology Group, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 12,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 19, 2026, or earlier if all transactions under the trading arrangement are completed.
On August 26, 2025, Robert Park, our Senior Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 4,895 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 27, 2026, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ending September 26, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the information set forth in the sections under the headings "Election of Directors," "Corporate Governance Matters," "Executive Officers," "Compensation Discussion and Analysis—Insider Trading Policies and Procedures," and "Delinquent Section 16(a) Reports" in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held in 2026 ("2026 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the information in the 2026 Proxy Statement under the headings "Compensation Discussion and Analysis," "Report of the Compensation Committee of the Board of Directors," "Executive Compensation Tables and Related Matters," "Compensation of Directors," and "Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2026 Proxy Statement under the headings "Executive Compensation Tables and Related Matters—Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2026 Proxy Statement under the headings "Certain Relationships and Related Transactions" and "Corporate Governance Matters."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information in the 2026 Proxy Statement under the heading "Ratification of Independent Registered Public Accounting Firm."

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
		Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
3.1	Amended and Restated Certificate of Incorporation	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 2	January 19, 2005
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Current Report on Form 8-K	February 7, 2025
3.3	Amended and Restated Bylaws	Current Report on Form 8-K	February 9, 2024
4.1	Form of Registrant’s Class A Common Stock Certificate	Registration Statement on Form S-1 (No. 333-120614), Amendment No. 1	December 30, 2004
4.2	Form of Registrant’s Class B Common Stock Certificate	Registration Statement on Form 8-A	January 25, 2006
4.3	Description of Capital Stock	Annual Report on Form 10-K	November 25, 2019
10.1*	2020 Stock Plan, as amended and restated on February 7, 2023 (“2020 Stock Plan")	Current Report on Form 8-K	February 10, 2023
10.2*+	Form of Global Stock Option Agreement under the 2020 Stock Plan
10.3*+	Form of Executive Global Stock Option Agreement under the 2020 Stock Plan
10.4*+	Form of Global Restricted Stock Unit Agreement under the 2020 Stock Plan
10.5*+	Form of Executive Global Restricted Stock Unit Agreement under the 2020 Stock Plan
10.6*	Form of Executive Performance-Based Stock Option Agreement	Current Report on Form 8-K	December 11, 2015
10.7*+	Form of Executive Performance-Based Restricted Stock Units
10.8*	French Sub-Plan to the 2020 Stock Plan	Quarterly Report on Form 10-Q	July 29, 2021
10.9*+	Form of Restricted Stock Unit Agreement - France
10.10*	Employee Stock Purchase Plan (“ESPP”), as amended and restated on February 7, 2023	Current Report on Form 8-K	February 10, 2023
10.11*+	Form of Subscription Agreement under the ESPP
10.12*	2025 Dolby Executive Bonus Plan	Current Report on Form 8-K	November 15, 2024
10.13*	Form of Indemnification Agreement entered into between the Registrant and its Directors & Officers	Registration Statement on Form S-1 (No. 333-120614)	November 19, 2004
10.14*	Employment Agreement dated February 24, 2009, by and between Dolby Laboratories, Inc. & Kevin Yeaman	Quarterly Report on Form 10-Q	April 30, 2009
10.15*	Amendment, dated as of December 19, 2012, to Employment Agreement dated as of February 24, 2009, by and between Dolby Laboratories, Inc. and Kevin Yeaman	Quarterly Report on Form 10-Q	February 6, 2013
10.16*	Offer Letter dated September 23, 2021 by and between Robert Park and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	February 4, 2022
10.17*	Offer Letter by and between Andy Sherman & Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	May 10, 2011
10.18*	Offer Letter dated April 6, 2022 by and between Shriram Revankar and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	August 9, 2022
10.19*	Offer Letter dated June 26, 2018 by and between Todd Pendleton and Dolby Laboratories, Inc.	Quarterly Report on Form 10-Q	August 1, 2018
10.20	Credit Agreement dated as of November 14, 2024 among Dolby Laboratories, Inc., certain subsidiaries thereof, and Bank of America, N.A.	Current Report on Form 8-K	November 19, 2024
14.1+	Dolby Laboratories, Inc. Code of Business Conduct and Ethics
19.1+	Dolby Laboratories, Inc. Insider Trading Policy
19.2	Rule 10b5-1 Trading Plan Policy	Annual Report on Form 10-K	November 19, 2024
21.1+	List of significant subsidiaries of the Registrant
23.1+	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference from the signature page of this Annual Report on Form 10-K)
31.1+	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2+	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
97.1	Dolby Laboratories, Inc. Amended and Restated Policy on Recoupment of Compensation	Annual Report on Form 10-K	November 19, 2024
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
Date: November 18, 2025

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

SIGNATURE	TITLE	DATE
/S/ PETER GOTCHER	Chairman of the Board of Directors	November 18, 2025
Peter Gotcher

/S/ KEVIN J. YEAMAN	President, Chief Executive Officer and Director (Principal Executive Officer)	November 18, 2025
Kevin J. Yeaman

/S/ ROBERT PARK	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 18, 2025
Robert Park

/S/ RYAN NICHOLSON	Vice President, Chief Accounting Officer (Principal Accounting Officer)	November 18, 2025
Ryan Nicholson

/S/ DAVID DOLBY	Director	November 18, 2025
David Dolby

/S/ TONY PROPHET	Director	November 18, 2025
Tony Prophet

/S/ EMILY ROLLINS	Director	November 18, 2025
Emily Rollins

/S/ SIMON SEGARS	Director	November 18, 2025
Simon Segars

/S/ ANJALI SUD	Director	November 18, 2025
Anjali Sud

/S/ AVADIS TEVANIAN, JR.	Director	November 18, 2025
Avadis Tevanian, Jr.