Form 10-Q
period 2025-12-26
Dolby Laboratories, Inc.
filed 2026-01-29
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On January 23, 2026, the registrant had 60,884,768 shares of Class A common stock, par value $0.001 per share, and 34,655,045 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended December 26, 2025

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	December 26, 2025	September 26, 2025
ASSETS
Current assets:
Cash and cash equivalents	$643,845	$701,893
Restricted cash	83,721	91,468
Short-term investments	739	703
Accounts receivable, net of allowance for credit losses of $8,116 and $7,221	373,091	331,096
Contract assets, net of allowance for credit losses of $91 and $101	198,266	180,804
Inventories, net	31,264	30,424
Prepaid expenses and other current assets	77,136	51,873
Total current assets	1,408,062	1,388,261
Long-term investments	85,022	80,205
Property, plant, and equipment, net	466,720	470,608
Operating lease right-of-use assets	35,569	33,204
Intangible assets, net	364,016	397,057
Goodwill	530,304	529,900
Deferred taxes	214,346	214,361
Other non-current assets	88,084	114,164
Total assets	$3,192,123	$3,227,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,668	$17,840
Accrued liabilities	376,212	369,256
Income taxes payable	11,208	8,928
Contract liabilities	37,094	31,382
Operating lease liabilities	10,325	10,384
Total current liabilities	443,507	437,790
Non-current contract liabilities	25,159	29,687
Non-current operating lease liabilities	30,314	28,494
Other non-current liabilities	90,272	99,843
Total liabilities	589,252	595,814

Commitments and Contingencies (See Note 15)

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 60,877,565 shares issued and outstanding as of December 26, 2025 and 60,802,616 as of September 26, 2025	54	54
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 34,655,045 shares issued and outstanding as of December 26, 2025 and 34,660,045 as of September 26, 2025	40	40
Retained earnings	2,604,358	2,634,980
Accumulated other comprehensive loss	(10,777)	(12,517)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,593,675	2,622,557
Noncontrolling interest	9,196	9,389
Total stockholders’ equity	2,602,871	2,631,946
Total liabilities and stockholders’ equity	$3,192,123	$3,227,760
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended
	December 26, 2025	December 27, 2024
Revenue:
Licensing	$319,771	$330,479
Products and services	26,935	26,520
Total revenue	346,706	356,999

Cost of revenue:
Cost of licensing	20,762	21,110
Cost of products and services	22,446	19,664
Total cost of revenue	43,208	40,774

Gross profit	303,498	316,225

Operating expenses:
Research and development	69,077	66,638
Sales and marketing	91,552	94,399
General and administrative	70,243	70,092
Restructuring charges	10,466	5,216
Total operating expenses	241,338	236,345

Operating income	62,160	79,880

Other income/(expense):
Interest income/(expense), net	4,118	2,646
Other income, net	5,324	3,525
Total other income	9,442	6,171

Income before income taxes	71,602	86,051
Provision for income taxes	(17,921)	(17,981)
Net income including noncontrolling interest	53,681	68,070
Less: net income attributable to noncontrolling interest	(354)	(248)
Net income attributable to Dolby Laboratories, Inc.	$53,327	$67,822

Net income per share:
Basic	$0.56	$0.71
Diluted	$0.55	$0.70
Weighted-average shares outstanding:
Basic	95,466	95,615
Diluted	96,518	97,147

Related party rent expense:
Included in net income attributable to noncontrolling interest	$77	$71

Cash dividend declared per common share	$0.36	$0.33
Cash dividend paid per common share	$0.36	$0.33
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 26, 2025	December 27, 2024
Net income including noncontrolling interest	$53,681	$68,070
Other comprehensive income/(loss):
Currency translation adjustments gains/(losses), net of tax benefit/(expense) of $0 and $0	1,690	(15,165)
Unrealized gains on investments, net of tax benefit of $5 and $166	5	301
Unrealized gains/(losses) on cash flow hedges, net of tax expense of ($38) and ($10)	45	(1,668)
Total other comprehensive income/(loss), net of tax	1,740	(16,532)

Total comprehensive income	55,421	51,538
Less: comprehensive income attributable to noncontrolling interest	(354)	(71)
Comprehensive income attributable to Dolby Laboratories, Inc.	$55,067	$51,467
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of September 26, 2025	$94	$—	$2,634,980	$(12,517)	$2,622,557	$9,389	$2,631,946
Net income	—	—	53,327	—	53,327	354	53,681
Other comprehensive income, net of tax	—	—	—	1,740	1,740	—	1,740
Distributions to noncontrolling interest	—	—	—	—	—	(547)	(547)
Stock-based compensation expense	—	37,211	—	—	37,211	—	37,211
Capitalized stock-based compensation expense	—	127	—	—	127	—	127
Repurchase of common stock	(1)	(20,394)	(49,610)	—	(70,005)	—	(70,005)
Cash dividends declared and paid on common stock	—	—	(34,339)	—	(34,339)	—	(34,339)
Common stock issued under employee stock plans	1	14,252	—	—	14,253	—	14,253
Tax withholdings on vesting of restricted stock	—	(31,196)	—	—	(31,196)	—	(31,196)
Balance as of December 26, 2025	$94	$—	$2,604,358	$(10,777)	$2,593,675	$9,196	$2,602,871

	Dolby Laboratories, Inc.
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of September 27, 2024	$94	$—	$2,496,255	$(19,187)	$2,477,162	$9,731	$2,486,893
Net income	—	—	67,822	—	67,822	248	68,070
Other comprehensive loss, net of tax	—	—	—	(16,355)	(16,355)	(177)	(16,532)
Distributions to noncontrolling interest	—	—	—	—	—	(740)	(740)
Stock-based compensation expense	—	36,070	—	—	36,070	—	36,070
Capitalized stock-based compensation expense	—	98	—	—	98	—	98
Repurchase of common stock	—	(25,901)	10,901	—	(15,000)	—	(15,000)
Cash dividends declared and paid on common stock	—	—	(31,548)	—	(31,548)	—	(31,548)
Common stock issued under employee stock plans	1	22,156	—	—	22,157	—	22,157
Tax withholdings on vesting of restricted stock	—	(32,423)	(17)	—	(32,440)	—	(32,440)
Balance as of December 27, 2024	$95	$—	$2,543,413	$(35,542)	$2,507,966	$9,062	$2,517,028

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Quarter Ended
	December 26, 2025	December 27, 2024
Operating activities:
Net income including noncontrolling interest	$53,681	$68,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,145	22,362
Stock-based compensation	37,211	36,070
Amortization of operating lease right-of-use assets	2,668	2,835
Provision for credit losses	792	730
Deferred income taxes	16	(7,307)
Share of net income of equity method investees, net of cash distributions	(5,276)	(911)
Other non-cash items affecting net income	(1,890)	1,191
Changes in operating assets and liabilities:
Accounts receivable, net	(82,956)	(24,647)
Contract assets, net	(19,824)	(23,416)
Inventories	879	1,340
Operating lease right-of-use assets	(4,810)	(2,487)
Prepaid expenses and other assets	(3,152)	13,528
Accounts payable and accrued liabilities	43,575	4,804
Income taxes, net	4,394	15,305
Contract liabilities	6,828	3,691
Operating lease liabilities	1,552	(798)
Other non-current liabilities	(3,034)	(3,581)
Net cash provided by operating activities	54,799	106,779

Investing activities:
Proceeds from sale of intangible assets	6,623	—
Purchases of property, plant, and equipment	(4,628)	(6,779)
Business combinations, net of cash and restricted cash acquired, and other related payments	—	(1,362)
Purchases of intangible assets	(750)	—
Net cash provided by/(used in) investing activities	1,245	(8,141)

Financing activities:
Proceeds from issuance of common stock	14,253	22,157
Repurchase of common stock	(70,005)	(15,000)
Payment of cash dividend	(34,339)	(31,548)
Distributions to noncontrolling interest	(547)	(740)
Shares repurchased for tax withholdings on vesting of restricted stock	(31,196)	(32,440)
Net cash used in financing activities	(121,834)	(57,571)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(5)	(7,162)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(65,795)	33,905
Cash, cash equivalents, and restricted cash at beginning of period	793,361	577,752
Cash, cash equivalents, and restricted cash at end of period	$727,566	$611,657

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$11,646	$10,611

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$3,814	$3,360
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
Unaudited Interim Condensed Consolidated Financial Statements
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with U.S. GAAP, and with SEC rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with U.S. GAAP to be condensed or omitted. In our opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended September 26, 2025 and include all adjustments necessary for fair presentation. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements for the fiscal year ended September 26, 2025, which are included in our Annual Report on Form 10-K filed with the SEC.
The results for the fiscal quarter ended December 26, 2025 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 25, 2026.
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
Change in Presentation
During fiscal 2025, we changed the presentation of our share of net income from equity method investees and cash distributions from equity method investees within the unaudited interim condensed consolidated statements of cash flows. Our share of net income from equity method investees, previously presented in "other non-cash items affecting net income," and cash distributions from our equity method investees, previously presented within "changes in operating assets and liabilities," are now presented in "share of net income of equity method investees, net of cash distributions." As such, prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no impact on total net cash provided by operating activities.
Fiscal Year

Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended December 26, 2025 and December 27, 2024. Our fiscal years ending September 25, 2026 (fiscal 2026) and September 26, 2025 (fiscal 2025) each consist of 52 weeks.

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
Recently Issued Accounting Standards
Standards Not Yet Effective
Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires further enhancement of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU will be effective for our annual period beginning September 27, 2025, and requires prospective application with the option to apply the standard retrospectively. We will begin including the enhanced income tax disclosures on a prospective basis within the Form 10-K for the year ended September 25, 2026, but do not expect the standard’s adoption to have a material impact on the consolidated financial statement.
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
•Services.   We provide various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training, mixing room alignment, equalization, as well as audio, color and light image calibration. We also offer solutions through our platform Dolby OptiView to companies building real-time digital experiences that increase audience engagement. Our solution provides the capability to stream high-quality audiovisual content in ultra-low latency, which reduces the delay between the action and the viewer.
•PCS. We provide PCS for products sold and for equipment leased, and we support the implementation of our licensing technologies in our licensees’ products.
•Equipment Leases. We collaborate with established cinema exhibitors to offer Dolby Cinema, a branded premium cinema offering for movie audiences by leasing equipment and licensing our IP.
•Licensing Administration Fees. We generate administrative fees for managing patent pools on behalf of third party patent owners through our subsidiary, Via Licensing Alliance LLC ("Via").
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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments to which we expect our licensees to submit royalty statements within the following two quarters. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the first quarter of fiscal 2026, we recorded a favorable adjustment of approximately $7 million, primarily related to shipments that occurred in the prior two quarters, and is largely based on actual royalty statements received from licensees that differed from our estimates.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of December 26, 2025, we had $62.3 million of remaining performance obligations, 49% of which we expect to recognize as revenue in fiscal 2026, 23% in fiscal 2027, and the balance of 28% in fiscal years beyond 2027.
F.Disaggregation of Revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended
Revenue	December 26, 2025		December 27, 2024
Licensing	$319,771	92%	$330,479	93%
Products and services	26,935	8%	26,520	7%
Total revenue	$346,706	100%	$356,999	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended
Market	December 26, 2025		December 27, 2024
Broadcast	$100,263	31%	$115,762	35%
Mobile	74,949	23%	61,524	19%
CE	45,602	14%	49,457	15%
PC	28,717	9%	31,256	9%
Other	70,240	23%	72,480	22%
Total licensing revenue	$319,771	100%	$330,479	100%
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

	Fiscal Quarter Ended
Geographic Location	December 26, 2025		December 27, 2024
United States	$129,208	37%	$140,957	39%
International	217,498	63%	216,042	61%
Total revenue	$346,706	100%	$356,999	100%
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
Our contract liabilities consist of advance payments and billings in advance of performance, typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our unaudited interim condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. In the first quarter of fiscal 2026, we recognized $14.2 million from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	December 26, 2025	September 26, 2025	Change ($)	Change (%)
Accounts receivable, net	$373,091	$331,096	$41,995	13%
Contract assets, net	198,266	180,804	17,462	10%
Contract liabilities - current	37,094	31,382	5,712	18%
Contract liabilities - non-current	25,159	29,687	(4,528)	(15)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our unaudited interim condensed consolidated balance sheets as of December 26, 2025 and September 26, 2025 (in thousands).
Accounts Receivable and Contract Assets

	December 26, 2025	September 26, 2025
Trade accounts receivable	$188,140	$186,221
Accounts receivable from patent administration program licensees	193,067	152,096
Contract assets	198,357	180,905
Accounts receivable and contract assets, gross	579,564	519,222
Less: allowance for credit losses on accounts receivable and contract assets	(8,207)	(7,322)
Total accounts receivable and contract assets, net	$571,357	$511,900
Accounts receivable as of December 26, 2025 and September 26, 2025, respectively, includes unbilled accounts receivable balances of $178.0 million and $173.5 million, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to its patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges to S&M and G&A	Additions/(Deductions)	Ending Balance
For fiscal year-to-date period ended:
September 26, 2025	$6,836	$2,434	$(988)	$8,282
December 26, 2025	8,282	792	82	9,156
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of December 26, 2025 and September 26, 2025.
Inventories

	December 26, 2025	September 26, 2025
Raw materials	$3,833	$4,254
Work in process	3,847	4,187
Finished goods	23,584	21,983
Total inventories	$31,264	$30,424
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our unaudited interim condensed consolidated balance sheets. We have included $5.4 million and $7.5 million of inventory within non-current assets as of December 26, 2025 and September 26, 2025, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

	December 26, 2025	September 26, 2025
Prepaid expenses	$29,881	$28,006
Other current assets	47,255	23,867
Total prepaid expenses and other current assets	$77,136	$51,873

Accrued Liabilities

	December 26, 2025	September 26, 2025
Amounts payable to patent administration program partners	$187,722	$166,315
Accrued compensation and benefits	80,114	106,579
Accrued professional fees	22,522	21,165
Unpaid property, plant, and equipment additions	8,242	3,439
Accrued customer refunds	4,508	4,218
Accrued market development funds	4,533	2,578
Other accrued liabilities	68,571	64,962
Total accrued liabilities	$376,212	$369,256
Other Non-Current Liabilities

	December 26, 2025	September 26, 2025
Supplemental retirement plan obligations	$5,472	$5,315
Non-current tax liabilities (1)	46,039	46,159
Other liabilities	38,761	48,369
Total other non-current liabilities	$90,272	$99,843
(1)        Refer to Note 12 "Income Taxes" for additional information related to our tax liabilities.

5. Investments and Fair Value Measurements
In general, we use cash holdings to purchase investment-grade securities diversified among security types, industries, and issuers. Our cash equivalents consist of highly-liquid money market funds. Our mutual fund investments held in our SERP are classified as trading securities. Derivative contracts are used to hedge currency risk, and these are carried at fair value and classified as other current assets, other non-current assets, and accrued liabilities in the unaudited interim condensed consolidated balance sheets.
Our cash and investment portfolio consisted of the following (in thousands):

	December 26, 2025
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$631,280	$—	$—	$631,280	$631,280	$—	$—
Cash equivalents:
Money market funds	12,565	—	—	12,565	12,565	—	—
Cash and cash equivalents	643,845	—	—	643,845	643,845	—	—

Short-term investments:
Marketable equity securities	739	—	—	739	739	—	—
Short-term investments	739	—	—	739	739	—	—

Long-term investments:
Other investments	85,022	—	—	85,022	—	—	—
Long-term investments	85,022	—	—	85,022	—	—	—

Total cash, cash equivalents, and investments	$729,606	$—	$—	$729,606	$644,584	$—	$—

Investments held in supplemental retirement plan:
Assets	$5,570	$—	$—	$5,570	$5,570	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$5,570	$—	$—	$5,570	$5,570	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$1,620	$—	$1,620	$—	$1,620	$—

	September 26, 2025
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$529,422	$—	$—	$529,422	$529,422	$—	$—
Cash equivalents:
Money market funds	172,471	—	—	172,471	172,471	—	—
Cash and cash equivalents	701,893	—	—	701,893	701,893	—	—

Short-term investments:
Marketable equity securities	703	—	—	703	703	—	—
Short-term investments	703	—	—	703	703	—	—

Long-term investments:
Other investments	80,205	—	—	80,205	—	—	—
Long-term investments	80,205	—	—	80,205	—	—	—

Total cash, cash equivalents, and investments	$782,801	$—	$—	$782,801	$702,596	$—	$—

Investments held in supplemental retirement plan:
Assets	$5,413	$—	$—	$5,413	$5,413	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$5,413	$—	$—	$5,413	$5,413	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$1,442	$—	$1,442	$—	$1,442	$—
Assets: included in other non-current assets	—	111	—	111	—	111	—
Liabilities: Included in other accrued liabilities	—	—	(48)	(48)	—	(48)	—
Equity Securities
Our equity securities primarily consist of our equity method investments, including our equity method investment in Access Advance LLC ("Access Advance"), of $73.3 million and $68.5 million as of December 26, 2025 and September 26, 2025, respectively, and equity securities without a readily determinable fair value, valued at $11.8 million and $11.8 million as of December 26, 2025 and September 26, 2025, respectively. The equity method investments and equity securities without a readily determinable value are recorded within long-term investments in our unaudited interim condensed consolidated balance sheets.
The equity method investments are regularly assessed for impairment, and in the case of an impairment, we adjust the carrying value of our investment. Our share of the equity method investee's net income or loss is included in other income/(expense), net on the unaudited interim condensed consolidated statements of operations. Our share of the equity method investee's net income was $5.3 million in the first quarter of fiscal 2026 and was $4.3 million in the first quarter of fiscal 2025.
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
Securities In Gross Unrealized Loss Position
We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. We had no securities that were in an unrealized loss position as of December 26, 2025 and September 26, 2025, respectively.

Cash Equivalents Maturities
The following table summarizes the amortized cost and estimated fair value of our cash equivalents as of December 26, 2025 and September 26, 2025, which are recorded within cash and cash equivalents in our unaudited interim condensed consolidated balance sheets (in thousands):

	December 26, 2025		September 26, 2025
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$12,565	$12,565	$172,471	$172,471
Due in 1 to 2 years	—	—	—	—
Due in 2 to 5 years	—	—	—	—
Total	$12,565	$12,565	$172,471	$172,471

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations.
As of December 26, 2025 and September 26, 2025, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	December 26, 2025	September 26, 2025
Land	$42,024	$42,021
Buildings and building improvements	289,937	290,920
Leasehold improvements	80,706	84,605
Machinery and equipment	159,555	163,382
Computer equipment and software	195,498	195,521
Furniture and fixtures	31,210	31,476
Equipment provided under operating leases	245,382	234,426
Construction-in-progress	35,594	36,181
Property, plant, and equipment, gross	1,079,906	1,078,532
Less: accumulated depreciation	(613,186)	(607,924)
Property, plant, and equipment, net	$466,720	$470,608

7. Leases
As Lessee
As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the noncontrolling interests in our consolidated subsidiaries. The following table presents the maturity analysis of lease liabilities (in thousands):

December 26, 2025
Operating Leases
Remainder of Fiscal 2026	$9,492
Fiscal 2027	11,107
Fiscal 2028	10,005
Fiscal 2029	6,810
Fiscal 2030	3,426
Thereafter	5,608
Total undiscounted lease payments	46,448
Less: imputed interest	(5,809)
Total lease liabilities	$40,639
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

	Fiscal Quarter Ended
	December 26, 2025	December 27, 2024
Operating Lease Income
Variable operating lease income	$8,511	$8,447
Fixed operating lease income	737	958
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $0.5 million and $0.5 million as of December 26, 2025 and September 26, 2025, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.
The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

	December 26, 2025
	Operating Leases	Sales-Type Leases
Remainder of Fiscal 2026	$100	$220
Fiscal 2027	—	220
Fiscal 2028 and thereafter	—	220
Total undiscounted cash flows	$100	660
Less: Carrying value of lease receivables		—
Difference		$660

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance as of September 26, 2025	$529,900
Translation adjustments	404
Balance as of December 26, 2025	$530,304
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, and customer relationships and contracts. Intangible assets subject to amortization consisted of the following (in thousands):

	December 26, 2025			September 26, 2025
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$588,562	$(332,162)	$256,400	$587,743	$(324,507)	$263,236
Customer relationships	188,313	(80,885)	107,428	221,007	(87,401)	133,606
Other intangible assets	23,174	(22,986)	188	23,171	(22,956)	215
Total	$800,049	$(436,033)	$364,016	$831,921	$(434,864)	$397,057
During the first quarter of fiscal 2026, Via sold its HEVC/VVC program intangible assets for a total consideration of $25.0 million. Refer to Note 18, "Related Parties" for more information. There were no purchases of intangible assets during the first quarter of fiscal 2025.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations. Amortization expense was $11.1 million and $11.7 million in the first quarter of fiscal 2026 and 2025, respectively. As of December 26, 2025, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2026	$43,901
2027	42,895
2028	39,174
2029	38,207
2030	36,884
Thereafter	162,955
Total	$364,016

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of December 26, 2025, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of December 26, 2025, we had 60,877,565 shares of Class A common stock and 34,655,045 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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

The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding as of September 26, 2025	3,259	$72.71
Grants	504	66.62
Exercises	(128)	53.57
Options outstanding as of December 26, 2025	3,635	72.54	5.70	$3,872
Options vested and expected to vest as of December 26, 2025	3,433	72.63	5.56	3,872
Options exercisable as of December 26, 2025	2,565	$72.36	4.37	3,872
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on December 26, 2025 of $65.71 and excludes the impact of options that were not in-the-money.
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
The following table summarizes information on PSUs granted to our officers that have not vested as of December 26, 2025:

Grant date	Aggregate Shares Granted	Potential Shares at Vest Date (at 200% of Target)
December 15, 2023	77,283	154,566
December 16, 2024	92,971	185,942
December 15, 2025	114,403	228,806
On December 15, 2021, we granted PSUs to our executive officers for an aggregate of 60,301 shares, which vested in December 2024 at 70% of the target award amount. On December 15, 2022, we granted PSUs to our executive officers for an aggregate of 90,613 shares, which vested in December 2025 at 65% of the target award amount. As of December 26, 2025, PSUs which would vest for an aggregate of 284,657 shares at the target award amount (569,314 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of September 26, 2025	4,130	$77.07
Granted	1,864	63.36
Vested	(1,316)	78.14
Forfeitures	(89)	74.70
Non-vested as of December 26, 2025	4,589	$71.24
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Quarter Ended
	December 26, 2025	December 27, 2024
Expected term (in years)	4.96	4.89
Risk-free interest rate	3.7%	4.3%
Expected stock price volatility	24.6%	29.5%
Dividend yield	2.1%	1.7%
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
The following two tables separately present stock-based compensation expense both by award type and classification in our unaudited interim condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended
	December 26, 2025	December 27, 2024
Compensation expense
Stock options	$1,866	$1,750
Restricted stock units (1) (2)	34,552	32,929
Employee stock purchase plan	793	1,391
Total stock-based compensation	37,211	36,070
Estimated benefit from income taxes	(5,266)	(5,702)
Total stock-based compensation, net of tax	$31,945	$30,368
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.1 million and $0.1 million of capitalized stock-based compensation related to internal-use software in the first quarter of fiscal 2026 and in the first quarter of fiscal 2025, respectively.
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended
	December 26, 2025	December 27, 2024
Compensation expense
Cost of products and services	$530	$487
Research and development	11,568	10,984
Sales and marketing	12,705	12,645
General and administrative	12,408	11,954
Total stock-based compensation	37,211	36,070
Estimated benefit from income taxes	(5,266)	(5,702)
Total stock-based compensation, net of tax	$31,945	$30,368
The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the first quarters of fiscal 2026 and fiscal 2025.

Unrecognized Compensation Expense.    As of December 26, 2025, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $15.9 million, which is expected to be recognized over a weighted-average period of 3.2 years. As of December 26, 2025, total unrecognized compensation expense associated with RSUs expected to vest was approximately $268.6 million, which is expected to be recognized over a weighted-average period of 3.0 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of December 26, 2025 (in thousands):

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
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be retired and returned to the status of authorized but unissued shares of Class A common stock. As of December 26, 2025, the remaining authorization to purchase additional shares was $206.6 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2026:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 26, 2025	1,044,838	$70,005	$67.00
Total	1,044,838	$70,005
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.
Dividend Program
The following table summarizes dividends declared under the program during fiscal 2026:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 26, 2025	November 18, 2025	December 2, 2025	December 10, 2025	$0.36	$34.3 million
On January 29, 2026, Dolby announced a cash dividend of $0.36 per share of Class A and Class B common stock, payable on February 18, 2026, to stockholders of record as of the close of business on February 10, 2026. The estimated dividend payment of $34.4 million related to this cash dividend is based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our unaudited interim condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended December 26, 2025
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$—	$1,251	$(13,768)	$(12,517)
Other comprehensive income/(loss) before reclassifications:
Unrealized losses	—	(105)	—	(105)
Foreign currency translation gains (1)	—	—	1,690	1,690
Income tax effect - benefit/(expense) (3)	5	(12)	—	(7)
Net of tax	5	(117)	1,690	1,578
Amounts reclassified from AOCI into earnings:
Realized gains (2)	—	188	—	188
Income tax effect - expense (3)	—	(26)	—	(26)
Net of tax	—	162	—	162
Net current-period other comprehensive income	5	45	1,690	1,740
Ending Balance	$5	$1,296	$(12,078)	$(10,777)

	Fiscal Quarter Ended December 27, 2024
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(83)	$—	$(19,104)	$(19,187)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	135	(1,734)	—	(1,599)
Foreign currency translation losses (1)	—	—	(14,988)	(14,988)
Income tax effect - benefit (3)	166	—	—	166
Net of tax	301	(1,734)	(14,988)	(16,421)
Amounts reclassified from AOCI into earnings:
Realized gains (2)	—	76	—	76
Income tax effect - expense (3)	—	(10)	—	(10)
Net of tax	—	66	—	66
Net current-period other comprehensive income/(loss)	301	(1,668)	(14,988)	(16,355)
Ending Balance	$218	$(1,668)	$(34,092)	$(35,542)
(1)The foreign currency translation losses during the first quarter of fiscal 2025 was primarily due to the strengthening of the U.S. dollar compared to foreign currencies.
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
The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended
	December 26, 2025	December 27, 2024
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$53,327	$67,822

Denominator:
Weighted-average shares outstanding—basic	95,466	95,615
Potential common shares from options to purchase common stock	95	412
Potential common shares from restricted stock units	941	1,075
Potential common shares from employee stock purchase plan	16	45
Weighted-average shares outstanding—diluted	96,518	97,147

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.56	$0.71
Diluted	$0.55	$0.70

Antidilutive awards excluded from calculation:
Stock options	2,172	1,240
Restricted stock units	80	26
Employee stock purchase plan	70	4

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
On July 4, 2025, the U.S. Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The international provisions are generally effective for the Company's fiscal 2027. Dolby currently anticipates that the tax changes within OBBBA will not have a material impact to its financial statements. Dolby continues to review the OBBBA tax provisions to assess impacts to its financial statements.

Unrecognized Tax Benefits
As of December 26, 2025, the total amount of gross unrecognized tax benefits was $85.8 million, of which $28.6 million, if recognized, would reduce our effective tax rate. As of September 26, 2025, the total amount of gross unrecognized tax benefits was $83.7 million, of which $28.1 million, if recognized, would reduce our effective tax rate. The fiscal quarter ended December 26, 2025 increase was primarily due to current year reserves for transfer pricing and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our unaudited interim condensed consolidated balance sheets.
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the first quarter of fiscal 2026 was 25.0% or a tax expense of $17.9 million and our effective tax rate in the first quarter of fiscal 2025 was 20.9% or a tax expense of $18.0 million. The increase in our effective tax rate was primarily due to the mix of earnings favoring jurisdictions with higher tax rates and higher tax expense related to settlement of stock-based awards.
Compared to the Federal statutory rate of 21%, our effective tax rate for the first quarter of fiscal 2026 was higher primarily due to the mix of earnings favoring jurisdictions with higher tax rates and higher tax expense related to settlement of stock-based awards.

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
Fiscal 2025 Restructuring Events
In September 2025, we initiated restructuring actions in order to centralize teams into fewer locations, relocate certain roles to provide better access to talent pools, encourage multi-disciplinary collaboration, and simplify operations. In continuation with this plan, we recorded expense in the first quarter of fiscal 2026 of $10.5 million consisting primarily of severance and other related benefits. The majority of the remaining components of this plan are expected to be completed by the end of the second quarter of fiscal 2026, resulting in an additional charge of approximately $2 million. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the third quarter of fiscal 2026. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2026, due to estimated savings in compensation and benefits of impacted employees. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
In November 2024, we initiated restructuring actions with the purpose of aligning our R&D resources, and to a lesser extent our S&M resources, with our highest strategic priorities. In connection with this plan, we recorded expense in the first quarter of fiscal 2025 of $5.8 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of fiscal 2025. These activities resulted in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2025, due to estimated savings in compensation and benefits of impacted employees, which was consistent with our expectations. The impact of these estimated savings on our operating expenses was mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
Fiscal 2024 Restructuring Event
In April 2024, we initiated restructuring actions with the purpose of focusing our resources on our highest strategic priorities. These activities resulted in gross pre-tax operating income savings of approximately $11 million within fiscal 2025, which was consistent with our expectations. The impact of these estimated savings on our operating expenses was mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.

The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 27, 2024	$2,765	$—	$2,765
Restructuring charges	11,624	3,383	15,007
Cash payments and adjustments	(9,724)	(3,383)	(13,107)
Balance at September 26, 2025	4,665	—	4,665
Restructuring charges	7,940	2,526	10,466
Cash payments and adjustments	(1,377)	(2,526)	(3,903)
Balance at December 26, 2025	$11,228	$—	$11,228
Accruals for restructuring charges/(credits) incurred for the restructuring plans described above are included within accrued liabilities in our unaudited interim condensed consolidated balance sheets, while restructuring charges are included within restructuring charges in our unaudited interim condensed consolidated statements of operations.

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

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of December 26, 2025 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter	Total
Naming rights	$9,258	$8,534	$8,642	$8,751	$8,862	$18,061	$62,108
Purchase obligations	31,793	35,572	20,959	19,347	19,207	—	126,878
Donation commitments	153	153	153	153	153	431	1,196
Total	$41,204	$44,259	$29,754	$28,251	$28,222	$18,492	$190,182
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

Amount
Total amount paid for consideration	$444,882
Less: Noncontrolling interest in Via	(9,921)
Settlement of pre-existing relationship	(750)
Total consideration transferred for acquisition of GE Licensing	434,211
Less: Cash acquired	(2,232)
Total consideration, net of cash acquired	$431,979
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
We initially acquired certain assets valued at $18.2 million and increased the estimated fair value of the assets held for sale by $6.3 million in fiscal 2025 for a total value of $24.5 million. These assets were classified as held for sale within prepaid expenses and other current assets on the consolidated balance sheets and are measured at fair value less cost to sell. During fiscal 2025, we sold $15.8 million of the assets classified as held for sale, and the remaining assets no longer met the criteria for held for sale, and as such, we reclassified $8.7 million in assets held for sale to short-term and long-term investments.
17 . Operating Segments
We operate as a single reportable segment. We derive the majority of our revenue from licensing audio and video technology to electronics manufacturers, and a lesser portion of our revenue by offering premium audio and video technologies to cinema exhibitors. Our CODM is our Chief Executive Officer, who reviews financial information presented on a consolidated basis to assess performance and allocate resources. Our CODM uses consolidated net income, as reported on the condensed consolidated statements of operations, as the primary measure of segment profit or loss by comparing actual results to the prior year comparative results and any internally or externally set expectations. Our CODM does not assess segment performance or make operating decisions using asset or liability information.

The following table presents selected financial information and significant segment expenses for the periods presented (in thousands):

	Fiscal Quarter Ended
	December 26, 2025	December 27, 2024
Total revenue	$346,706	$356,999
Less:
Cost of licensing (1)	14,172	14,406
Cost of products and services (1) (2)	21,148	18,343
Research and development expense (1) (2)	57,509	55,654
Sales and marketing expense (1) (2)	78,494	81,000
General and administrative expense (1) (2)	56,120	56,266
Restructuring charges	10,466	5,216
Stock-based compensation	37,211	36,070
Amortization of acquisition-related intangibles	9,867	10,647
Interest (income)/expense, net	(4,118)	(2,646)
Equity method investees’ net income	(5,276)	(4,250)
Other income, net (1) (3)	(489)	242
Income tax expense	17,921	17,981
Net income including noncontrolling interest	53,681	68,070
Less: Net (income)/loss attributable to noncontrolling interest	(354)	(248)
Net income attributable to Dolby Laboratories, Inc.	$53,327	$67,822
(1)Excludes amortization of acquisition-related intangibles presented separately.
(2)Excludes stock-based compensation expense presented separately.
(3)Excludes our proportional share of net income in our equity method investees presented separately.

18. Related Parties
During the first quarter of fiscal 2026, our subsidiary, Via, entered into an agreement to sell its HEVC/VVC program intangible assets to Access Advance, our equity method investment, for a total consideration of $25.0 million. As an equity method investment, we possess the ability to exercise significant influence, but not control, over operating and financing decisions of Access Advance.

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

	Fiscal Quarter Ended
Revenue	December 26, 2025		December 27, 2024
Licensing	$319,771	92%	$330,479	93%
Products and services	26,935	8%	26,520	7%
Total revenue	$346,706	100%	$356,999	100%
Licensing
The two primary components of our licensing business are Branded Technologies which include Branded Audio Codecs, Dolby Atmos & Dolby Vision, and Patents, which include Audio Patents and Imaging Patents.
We generated over 90% of our revenue in the first quarters of fiscal 2026 and fiscal 2025 from agreements to license branded technology and patents that enable approximately 1,000 electronic device manufacturers to enable and enhance the audio and visual capabilities of their products by incorporating our technology. As of December 26, 2025, we had approximately 29,000 issued patents relating to technologies, that are licensed to third parties and comprise a significant portion of our licensing revenue. We have approximately 1,500 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products that incorporate our technologies to inform consumers that they have met our quality specifications.
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
•Dolby AC-4. Dolby AC-4 is an audio codec that delivers equivalent experiences at half the bitrate of DD+, its predecessor. Dolby AC-4 matches the delivery method with the optimal configuration, enabling encodes tailored for broadcast or streaming and catering to headphone or speaker playback. It is also capable of delivering enhanced, user-configurable, and accessible experiences. The Dolby AC-4 coding system utilizes new aspects of object audio for features like dialogue enhancement or commentator substitution.
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
•Dolby Atmos. Dolby Atmos is the evolution of surround sound technology that creates a three-dimensional audio experience with object-based sound technology using up to 128 audio objects that can be positioned anywhere to allow for precise placement and movement of sound in a three-dimensional space. This is achieved by adding height channels and spatially encoded digital signals. Dolby Atmos can adapt to varied playback environments and devices, including stereo headphones, speakers, receivers, TVs, soundbars, AVRs, and automotive systems.
•Dolby Vision. Dolby Vision is a visual technology that uses HDR to improve the quality of images in movies, TV shows, sports, and games. Dolby Vision is designed to make images appear more realistic by enhancing details in both dark and bright areas, and by increasing brightness, increasing the range of colors, and depicting deep blacks. It includes dynamic metadata that adjusts the picture based on a display's capabilities on a per-frame or per-shot basis. Dolby Vision 2, the next generation of Dolby Vision, expands the market opportunity by enhancing picture quality with Dolby Vision 2 Max for premium televisions and Dolby Vision 2 for mainstream televisions.
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
Higher volumes generally equate to lower prices. This dynamic manifests at a market level for device families that represent significant volume. For example, in 2025, there were over one billion mobile devices, approximately 200 million TVs and, according to Wards Intelligence, an Auto Research firm, approximately 90 million cars sold. Accordingly, ARPU for cars is higher than ARPU for TVs, which is higher than ARPU for mobile phones.
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
We operate as licensors in patent pools administered by several patent pool administrators including Access Advance, Sisvel, Via and Vectis. We are a majority stockholder and licensor in Via, which we co-own with Philips and Mitsubishi. We hold a minority ownership interest in Access Advance. Patent pool administration fees are paid as a percentage of royalties collected for services rendered by the pool administrator such as royalty collection, allocation and compliance, financial reporting, and tax planning and preparation.
The vast majority of our patent licensing revenue comes from patent pools in the form of royalties, and a minority of our patent licensing revenue is generated from bilateral licensing agreements between Dolby and licensees, with licensing fees negotiated directly with the licensee. We also generate revenue from Via administration fees.
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
END MARKETS
We generated 92% and 93% of our revenue in the first quarter of fiscal 2026 and fiscal 2025, respectively, through licensing our technology, brand, and patents, primarily to device manufacturers. The following table presents the end market composition of revenue from our licensing business for all periods presented:

	Fiscal Quarter Ended
Market	December 26, 2025	December 27, 2024	Main Components of Each Category
Broadcast	31%	35%	Televisions and STBs
Mobile	23%	19%	Smartphones and Tablets
CE	14%	15%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	9%	9%	Windows and macOS operating systems and devices
Other	23%	22%	Dolby Cinema, Gaming consoles, Automotive, Patent pool administrative fees, and VDP licensing revenue
Total	100%	100%

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
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We work across our ecosystem of partners including creators, distributors and device manufacturers to increase the number of Dolby experiences that people can enjoy by enhancing content, including movies and TV, music and live sports, using Dolby branded technologies. Increased content in these areas increases our value proposition across our end markets. In movies and TV, thousands of movie titles and tens of thousands of

TV episodes have been created and released in Dolby Atmos and/or Dolby Vision. Major streaming services such as Netflix, Disney+, Apple TV, Amazon, HBO Max, Paramount+, and other streaming services internationally, continue to enhance content in Dolby Vision and Dolby Atmos. In January, Peacock joined Canal+ in announcing its support for Dolby Vision 2 across all of its content, including movies, original content, and live sports.
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
We saw continued progress in the development of video programs in the first quarter of fiscal 2026. Access Advance, in which we hold a minority interest, added licensees to its HEVC, VVC, and Video Distribution programs. We generate revenue from these programs by licensing our imaging patents through them and, by virtue of our minority interest in Access Advance, generate income from administration fees. Access Advance added 28 new licensees to its HEVC device program, including Hisense, Transsion, Xiaomi, and, in the second quarter, Roku, and added 8 new licensees to its VVC video program, including Oppo, Xiaomi, and MSI. In the second quarter, Access Advance also added Roku as a licensee to its new Video Distribution Program, the first US-based licensee in the program.
In the first quarter of fiscal 2026, Via sold its HEVC/VVC patent pool to Access Advance for a total purchase price of $25 million. The transaction unifies the administration for virtually all pooled HEVC and VVC technologies under a single administrator with the goal of reducing market fragmentation and ensuring that essential video technologies remain easily accessible through clear, predictable, and efficient mechanisms.
In audio, Via added 11 new licensees to its AAC audio program, in which we are a licensor. Vectis added Shenzhen SDMC Technology to its OPUS Patent Pool, in which we are a licensor.
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
For a discussion of certain risks related to our patent licensing model, please refer to Part II, Item 1A "Risk Factors" in this quarterly report on Form 10-Q, in particular the sections under the headings "Technology Standards" and "Intellectual Property."
Licensing End Markets
The following are highlights from our first quarter of fiscal 2026 and key challenges related to Dolby's licensing businesses, by market.
Broadcast
Highlights
We have an established global presence and broad adoption of our branded audio and patent licensing technologies in broadcast services and devices, which primarily include TVs and STBs. We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. We have strong attach rates for Dolby Atmos and Dolby Vision with high end TVs and continue to grow adoption on mid-range TVs. Many partners continue to expand their support of the combined Dolby Vision and Dolby Atmos experience. At CES in January 2026, Philips, Hisense, and TCL all announced various upcoming TV models that will support Dolby Vision 2.
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
Mobile
Highlights
We continue to promote adoption of our technologies across major mobile ecosystems, including Apple and Android. Our patent licensing technologies are adopted broadly throughout the mobile device ecosystem. Dolby Atmos and Dolby Vision are included throughout the Apple device line-up and in Apple TV, and Dolby Atmos is included in Apple Music. Dolby Vision Capture has been supported on all iPhones since the iPhone 12. We have strong adoption of Dolby Atmos and our branded audio codecs across high-end Android mobile devices and are focused on growing our presence on low and mid-tier phones. An increasing number of Android device manufacturers have adopted Dolby Vision and Dolby Vision Capture on high end devices and we are focused on the opportunity to significantly increase our adoption. The breadth of mobile devices supporting Dolby technologies continues to increase globally. Meta began supporting Dolby Vision on Facebook, after recently announcing support for Dolby Vision on Instagram. Douyin, known in many parts of the world as TikTok, has been supporting Dolby Vision on iOS and is now supporting Dolby Vision on Android.
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
Other Markets
Highlights
We generate revenue from the automotive industry primarily through the adoption of Dolby Atmos in cars. As of the end of the first quarter of fiscal 2026, we have announced partnerships with over 35 car makers that will support our technologies, up from over 20 car makers at the end of fiscal 2025. At CES in January 2026, we announced that we have partnered with Qualcomm to integrate Dolby’s latest technology into Qualcomm’s Gen 5 Snapdragon Automotive platform. Additionally, Mahindra in India released its first SUV that supports Dolby Atmos and Dolby Vision, and Hyundai China launched its first vehicle that supports Dolby Atmos.
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
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with sites located in the U.S. and internationally. Additionally, we increased the number of Dolby Atmos and Dolby Vision theaters or exhibitors in South Korea, China, Thailand, and in the U.S.
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
Cinema Products and Services
Highlights
To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the first quarter of fiscal 2026, there are over 8,600 Dolby Atmos screens installed or committed and over 4,500 Dolby Atmos theatrical titles have been announced or released.
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
Dolby OptiView
Highlights
Our strategy for Dolby OptiView is to bring Dolby’s audio and video technologies to a broader range of media content and digital experiences. We are expanding our addressable market by offering solutions to companies building real-time digital experiences that increase audience engagement. For instance, our solution can provide the capability to stream high quality audiovisual content with ultra-low latency that reduces the delay between the action and the viewer. Dolby Optiview added a number of new customers during the first quarter of fiscal 2026, such as Veikkaus, Finland’s national lottery and sports betting operator, and SIS, a service provider to sports betting companies.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to the critical accounting policies from those included in our fiscal 2025 Annual Report on Form 10-K filed with the SEC, as per Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates included therein.
RESULTS OF OPERATIONS
For each line item included on our unaudited interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the unaudited interim condensed consolidated financial statements for the quarters ended December 26, 2025 and December 27, 2024. Note that adjustments related to sales-based royalties that were misreported by licensees as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change
Licensing	December 26, 2025	December 27, 2024	$	%
Revenue	$319,771	$330,479	$(10,708)	(3)%
Percentage of total revenue	92%	93%
Cost of licensing	20,762	21,110	(348)	(2)%
Gross profit	299,009	309,369	(10,360)	(3)%
Gross margin	94%	94%

	Fiscal Quarter Ended
Licensing Revenue By Market	December 26, 2025		December 27, 2024
Broadcast	$100,263	31%	$115,762	35%
Mobile	74,949	23%	61,524	19%
CE	45,602	14%	49,457	15%
PC	28,717	9%	31,256	9%
Other	70,240	23%	72,480	22%
Total licensing revenue	$319,771	100%	$330,479	100%

Q1 2026 vs. Q1 2025

Factor	Licensing Revenue		Gross Margin
Broadcast	â	Lower revenue due to lower true-up and timing of minimum volume commitments, partially offset by higher recoveries	ßà	No significant fluctuations
Mobile	á	Higher revenue from recoveries and Dolby Vision adoption, partially offset by timing of minimum volume commitments in our imaging patent programs
CE	â	Lower revenue from lower unit shipments including a lower true-up, partially offset by higher recoveries
PC	â	Lower revenue primarily from timing of minimum volume commitments in our imaging patent programs
Other	â	Lower revenue due to lower true-up in automotive and lower gaming console unit shipments in the quarter, partially offset by higher imaging patents revenue from the Video Distribution Program and higher auto unit shipment estimates in the quarter

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

	Fiscal Quarter Ended		Change
Products and Services	December 26, 2025	December 27, 2024	$	%
Revenue	$26,935	$26,520	$415	2%
Percentage of total revenue	8%	7%
Cost of products and services	22,446	19,664	2,782	14%
Gross profit	4,489	6,856	(2,367)	(35)%
Gross margin	17%	26%
Q1 2026 vs. Q1 2025

Factor	Products and Services Revenue		Gross Margin
Services	ßà	No significant fluctuations	ßà	Lower gross margin due to higher warranty expense

Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change
	December 26, 2025	December 27, 2024	$	%
Research and development	$69,077	$66,638	$2,439	4%
Percentage of total revenue	20%	19%

Q1 2026 vs. Q1 2025

Category	Key Drivers
Research and Development	á	Higher costs due to bonus and commissions, stock-based compensation, depreciation and amortization, and vacation expense, offset by lower facilities expense

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

	Fiscal Quarter Ended		Change
	December 26, 2025	December 27, 2024	$	%
Sales and marketing	$91,552	$94,399	$(2,847)	(3)%
Percentage of total revenue	26%	26%
Q1 2026 vs. Q1 2025

Category	Key Drivers
Marketing Programs	â	Lower costs of $5.6 million primarily due to timing of marketing programs
Legal, Professional, & Consulting	á	Higher costs of $2.3 million to support litigation-related activities

General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation and amortization, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Quarter Ended		Change
	December 26, 2025	December 27, 2024	$	%
General and administrative	$70,243	$70,092	$151	—%
Percentage of total revenue	20%	20%
Q1 2026 vs. Q1 2025

Category	Key Drivers
Other	á	Higher costs due to taxes and insurance and payroll salaries, partially offset by a gain on the sale of Via's intangible assets related to the HEVC/VVC program and lower professional services costs

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

	Fiscal Quarter Ended		Change
	December 26, 2025	December 27, 2024	$	%
Restructuring charges	$10,466	$5,216	$5,250	101%
Percentage of total revenue	3%	1%
Fiscal 2025 Restructuring Events

In September 2025, we initiated restructuring actions in order to centralize teams into fewer locations, relocate certain roles to provide better access to talent pools, encourage multi-disciplinary collaboration, and simplify operations. In continuation with this plan, we recorded expense in the first quarter of fiscal 2026 of $10.5 million consisting primarily of severance and other related benefits. The majority of the remaining components of this plan are expected to be completed by the end of the second quarter of fiscal 2026, resulting in an additional charge of approximately $2 million. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the third quarter of fiscal 2026. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2026, due to estimated savings in compensation and benefits of impacted employees. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
In November 2024, we initiated restructuring actions with the purpose of aligning our R&D resources, and to a lesser extent our S&M resources, with our highest strategic priorities. In connection with this plan, we recorded expense in the first quarter of fiscal 2025 of $5.8 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of fiscal 2025. These activities resulted in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2025, due to estimated savings in compensation and benefits of impacted employees, which was consistent with our expectations. The impact of these estimated savings on our operating expenses was mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
Fiscal 2024 Restructuring Event
In April 2024, we initiated restructuring actions with the purpose of focusing our resources on our highest strategic priorities. These activities resulted in gross pre-tax operating income savings of approximately $11 million within fiscal 2025, which was consistent with our expectations. The impact of these estimated savings on our operating expenses was mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
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

	Fiscal Quarter Ended		Change
	December 26, 2025	December 27, 2024	$	%
Other income	$9,442	$6,171	$3,271	53%
Percentage of total revenue	3%	2%
Q1 2026 vs. Q1 2025

Category	Key Drivers
Other Income	á	Higher income from our equity method investments in the current year

Income Taxes
Our effective tax rate is based on our projected annual fiscal year results and is affected each period-end by several factors. These factors include changes in our projected fiscal year results, recurring items such as tax rates and relative income earned in our foreign jurisdictions, as well as discrete items such as changes to our unrecognized tax benefits that may occur in but are not necessarily consistent between periods. For additional information related to effective tax rates, see Note 12 "Income Taxes" to our unaudited interim condensed consolidated financial statements.

	Fiscal Quarter Ended
	December 26, 2025	December 27, 2024
Provision for income taxes	$(17,921)	$(17,981)
Effective tax rate	25.0%	20.9%
Q1 2026 vs. Q1 2025

Factor	Impact On Effective Tax Rate
Foreign Operations	á	Lower benefit from earned income in lower tax jurisdictions
Stock-based Compensation	á	Higher expense related to the settlement of stock-based awards

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
As of December 26, 2025, we had cash and cash equivalents of $643.8 million, which consisted of cash and highly liquid money market funds. In addition, we had short and long-term investments of $85.8 million, which primarily consisted of equity method investments and equity securities without a readily determinable fair value.
The following table presents selected financial information as of December 26, 2025 and September 26, 2025 (in thousands):

	December 26, 2025	September 26, 2025
Cash and cash equivalents	$643,845	$701,893
Short-term investments	739	703
Long-term investments	85,022	80,205
Accounts receivable, net	373,091	331,096
Accounts payable and accrued liabilities	384,880	387,096
Working capital	964,555	950,471
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
Shareholder Return
We have returned cash to stockholders through both repurchases of Class A common stock under our repurchase program initiated in fiscal 2010 and our quarterly dividend program initiated in fiscal 2015. Refer to Note 9 "Stockholders' Equity and Stock-Based Compensation" to our unaudited interim condensed consolidated financial statements for a summary of dividend payments made under the program during fiscal 2026 and additional information regarding our stock repurchase program.
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $3.1 billion of stock repurchases under the program.
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. In the first quarter of fiscal 2026, a quarterly dividend of $0.36 per share was paid on our Class A and Class B common stock to eligible stockholders of record. On January 29, 2026, Dolby announced a cash dividend of $0.36 per share of Class A and Class B common stock, payable on February 18, 2026, to stockholders of record as of the close of business on February 10, 2026.
Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the unaudited interim condensed consolidated statements of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).

Operating Activities

	Fiscal Quarter Ended
	December 26, 2025	December 27, 2024
Net cash provided by operating activities	$54,799	$106,779
Net cash provided by operating activities decreased $52.0 million in the fiscal quarter ended December 26, 2025 as compared to the fiscal quarter ended December 27, 2024, primarily due to the following:

Factor	Impact On Cash Flows
Operating assets and liabilities	â	Lower inflows due to higher accounts receivable and prepaid expenses and other assets, partially offset by higher accounts payable and accrued liabilities
Investing Activities

	Fiscal Quarter Ended
	December 26, 2025	December 27, 2024
Net cash provided by/(used in) investing activities	$1,245	$(8,141)
Net cash provided by/(used in) investing activities was $9.4 million higher in the fiscal quarter ended December 26, 2025 as compared to the fiscal quarter ended December 27, 2024, primarily due to the following:

Factor	Impact On Cash Flows
Proceeds from Sale of Intangible Assets	á	Higher inflows from sale of intangible assets related to the HEVC/VVC program
Financing Activities

	Fiscal Quarter Ended
	December 26, 2025	December 27, 2024
Net cash used in financing activities	$(121,834)	$(57,571)
Net cash used in financing activities was $64.3 million higher in the fiscal quarter ended December 26, 2025 as compared to the fiscal quarter ended December 27, 2024, primarily due to the following:

Factor	Impact On Cash Flows
Share Repurchases	â	Higher outflows primarily due to higher common stock repurchases in the current year
Contractual Obligations and Commitments
Since the end of our fiscal year ended September 26, 2025, there have been no material changes in either our off-balance sheet financing arrangements or contractual obligations outside the ordinary course of business. For additional details regarding our contractual obligations, see Note 7 "Leases" and Note 15 "Commitments and Contingencies" to our unaudited interim condensed consolidated financial statements.
In the first quarter of fiscal 2026, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of December 26, 2025, we had cash and cash equivalents of $643.8 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $85.8 million, which primarily consisted of equity method investments and equity securities without a readily determinable fair value. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations.
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
The pre-tax losses attributed to the effective portion of cash flow hedges recognized in AOCI was not material in the first quarter of fiscal 2026 and was $1.7 million in the first quarter of fiscal 2025.
The pre-tax effective portion of the gains reclassified to the unaudited interim condensed consolidated statements of operations was not material in the first quarter of fiscal 2026 and in the first quarter of fiscal 2025.
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
As of December 26, 2025 and September 26, 2025, the total notional amounts of outstanding contracts were $182.4 million and $195.9 million, respectively. As of December 26, 2025, the outstanding derivative instruments had maturities of equal to or less than 10 months.

A sensitivity analysis was performed on all of our foreign currency forward contracts as of December 26, 2025. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $3.7 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $3.7 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue and associated demand for Dolby Cinema and cinema products are affected by cinema industry and macroeconomic conditions, which are subject to risks including consumer trends and box office performance in general, delays in cinematic releases, the seasonality of film releases and associated moviegoing attendance, potential tariffs and other trade barriers, and other events or conditions in the cinema industry. For example, restrictions related to the COVID-19 pandemic and certain entertainment industry labor strikes resulted in reduced cinema attendance and box office receipts in the past. Such disruptions impacted, and potential similar disruptions in the future could potentially impact, revenue generated by Dolby Cinema theaters and exhibitors’ willingness and ability to invest in Dolby Cinema and cinema products. Consolidation among the major motion picture studios may impact the number of films released theatrically and could impart volatility into the timing and number of ticket sales. The trend towards shorter theatrical release windows may also impact ticket sales. Additionally, a portion of our opportunity lies in the China market, which is subject to unique economic and geopolitical risks, including risks posed by tariffs and other trade barriers. Furthermore, future growth of our cinema products offerings also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that such cinema industry and macroeconomic challenges constrain the growth of our Dolby Cinema and cinema products offerings, our revenue may be adversely impacted.
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
Participants may choose alternative technologies within standards. Even when a standards-setting organization incorporates our technologies in a technology standard for a particular market or geographic region, our technologies may not be the sole technologies adopted for that market. Furthermore, different standards may be adopted within a single market or region, and across different markets and regions. Our operating results depend upon participants in that market choosing to adopt our technologies instead of competitive technologies that also may be acceptable under such standard. For example, the continued growth of our revenue from the broadcast market will depend upon both the continued global adoption of DTV generally, including in emerging markets, and the choice to use our technologies where it is one of several accepted industry standards.
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
•Possibility that an issued patent may later be found to be invalid or unenforceable; and
•Patents eventually expire.
Our revenue could decline if we are unable to maintain patent coverage for our technologies. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of December 26, 2025, we had approximately 29,000 issued patents in addition to approximately 6,200 pending patent applications in more than 200 jurisdictions throughout the world. Our currently issued patents expire at various times ranging from 2026 through 2049. If we are unable to refresh our technology with new patented inventions or expand our patent portfolio, our revenue could decline. In addition to patents covering technology we license directly, if patents we license through patent pool arrangements expire or we are otherwise unable to maintain our share of pool royalties, then our revenue could be impacted. Additionally, if the patents licensed through a patent pool arrangement are deemed not to be valuable in the aggregate by the licensees of such patent pool, they may not renew their licenses, which could impact our revenue.
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
We face threats to the confidentiality, integrity, and availability of our information systems, which could result in the misappropriation of sensitive information, disruption of our business, reputational damage, legal exposure, and financial losses. We rely on information technology systems in the conduct of our business, including systems designed and managed by third parties. Many of these systems contain sensitive and confidential information, including our trade secrets and proprietary business information, and personal data, as well as content and information owned by or pertaining to our customers, suppliers and business partners. Protecting this information is important to our operations and business strategy. Increasingly, companies are subject to a wide variety of attacks on their networks and systems on an ongoing basis. Our information technology systems, applications and infrastructure may be vulnerable to attacks by malicious actors including, but not limited to, nation-states and cyber criminals, malware, software defects or other technical malfunctions, ransomware attacks, or other disruptions. This sensitive, confidential or proprietary information may be misappropriated by third party service providers or others who may inappropriately access or exfiltrate that information from a third party service provider's system.
The number and sophistication of cyber attacks and disruptions that companies have experienced has increased in recent years, including computer viruses, malware, ransomware, cyber extortion, social engineering, denial of service, supply chain attacks, and other similar attacks and disruptions. These risks could be elevated in connection with geopolitical conflicts. Measures we have undertaken to protect our information systems may be unsuccessful in deterring or repelling malicious actors. Since techniques used by malicious actors (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our detection and response, or impede the effectiveness of our response, our operations and ability to limit our exposure to third party claims and other potential liability. Attacks on our systems have occurred in the past and may occur, and be successful, in the future. Such risks are also faced by our third party service providers and others, which forms another vector for malicious attacks on our systems.
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
LEGAL AND REGULATORY COMPLIANCE
Conducting business internationally presents a number of risks to our business, including trade restrictions and changing, unpredictable, and/or inconsistent laws in the jurisdictions in which we operate. We are dependent on international sales for a substantial amount of our total revenue. Approximately 63% and 61% of our revenue was derived outside of the U.S. in the fiscal quarters ended December 26, 2025 and December 27, 2024, respectively. We are subject to a number of risks related to conducting business internationally, including:
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
In addition, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has made changes to many long-standing transfer pricing and cross-border taxation rules that affect our operations. The OECD introduced a framework to implement a 15% global minimum corporate tax, referred to as Pillar 2 or the minimum tax directive. The minimum tax directive has been adopted by the EU for implementation by its Member States into national legislation, several foreign jurisdictions, and may be adopted by other jurisdictions. Further, the OECD, European Commission, EU Member States and other individual countries have made and could make additional competing jurisdictional claims over the taxes owed on earnings of multinational companies in their respective countries or regions. Recently, the OECD announced several safe harbors to the Pillar 2 rules that may reduce the impact of such rules for companies with US parents in the future. To the extent these developments impact actions by tax jurisdictions in the countries that we operate, it is possible that these and future law changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
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

STOCK-RELATED ISSUES
The Dolby family has control over stockholder decisions as a result of the control of a majority of the voting power of our outstanding common stock by them and their affiliates. As of December 26, 2025, the Dolby family and their affiliates owned 246,295 shares of our Class A common stock and 34,587,733 shares of our Class B common stock. As of December 26, 2025, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.0% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
The following table provides information regarding our share repurchases made under the program during the first quarter of fiscal 2026:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
September 27, 2025 - October 24, 2025	—	$—	—	$276.6 million
October 25, 2025 - November 21, 2025	93,837	$66.27	93,837	$270.4 million
November 22, 2025 - December 26, 2025	951,001	$67.07	951,001	$206.6 million
Total	1,044,838		1,044,838
(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program as of the end of the applicable period and excludes commission costs.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ending December 26, 2025, the following directors and officers, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408, as follows:
On November 26, 2025, Kevin Yeaman, our Chief Executive Officer, President, and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 338,518 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 25, 2026, or earlier if all transactions under the trading arrangement are completed.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ending December 26, 2025.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith

10.1*	2026 Dolby Executive Bonus Plan	Form 8-K	001-32431	November 14, 2025
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*     Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: January 29, 2026

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)