Form 10-Q
period 2026-03-27
Dolby Laboratories, Inc.
filed 2026-04-30
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On April 24, 2026, the registrant had 60,346,214 shares of Class A common stock, par value $0.001 per share, and 34,251,901 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended March 27, 2026

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income (Loss)
APIC	Additional Paid In-Capital
ARPU	Average Revenue Per Unit
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVC	Advanced Video Coding
AVR	Audio/Video Receiver
CE	Consumer Electronics
CES	Consumer Electronics Show
CODM	Chief Operating Decision Maker
COSO	Committee of Sponsoring Organizations (of the Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General and Administrative
HDR	High-Dynamic Range
HE-AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
IC	Integrated Circuit
IBR	Incremental Borrowing Rate
IP	Intellectual Property
LP	Limited Partner/Partnership
NOL	Net Operating Loss
OECD	Organization For Economic Co-Operation and Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PLF	Premium Large Format
PP&E	Property, Plant, and Equipment
PSO	Performance-Based Stock Option
PSU	Performance-Based Restricted Stock Unit
R&D	Research and Development
ROU	Right-Of-Use
RSU	Restricted Stock Unit
S&M	Sales and Marketing
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
STB	Set-Top Box
TSR	Total Stockholder Return
U.S. GAAP	Generally Accepted Accounting Principles in the United States
VDP	Video Distribution Program
VVC	Versatile Video Coding

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 27, 2026	September 26, 2025
ASSETS
Current assets:
Cash and cash equivalents	$594,282	$701,893
Restricted cash	79,523	91,468
Short-term investments	460	703
Accounts receivable, net of allowance for credit losses of $10,140 and $7,221	391,293	331,096
Contract assets, net of allowance for credit losses of $83 and $101	238,924	180,804
Inventories, net	31,929	30,424
Prepaid expenses and other current assets	78,298	51,873
Total current assets	1,414,709	1,388,261
Long-term investments	81,220	80,205
Property, plant, and equipment, net	461,841	470,608
Operating lease right-of-use assets	44,759	33,204
Intangible assets, net	389,709	397,057
Goodwill	529,669	529,900
Deferred taxes	209,321	214,361
Other non-current assets	118,266	114,164
Total assets	$3,249,494	$3,227,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,688	$17,840
Accrued liabilities	405,200	369,256
Income taxes payable	15	8,928
Contract liabilities	38,837	31,382
Operating lease liabilities	9,866	10,384
Total current liabilities	474,606	437,790
Non-current contract liabilities	24,084	29,687
Non-current operating lease liabilities	39,826	28,494
Other non-current liabilities	83,846	99,843
Total liabilities	622,362	595,814

Commitments and Contingencies (See Note 15)

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 60,338,707 shares issued and outstanding as of March 27, 2026 and 60,802,616 as of September 26, 2025	53	54
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 34,251,901 shares issued and outstanding as of March 27, 2026 and 34,660,045 as of September 26, 2025	40	40
Retained earnings	2,630,175	2,634,980
Accumulated other comprehensive loss	(12,276)	(12,517)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,617,992	2,622,557
Noncontrolling interest	9,140	9,389
Total stockholders’ equity	2,627,132	2,631,946
Total liabilities and stockholders’ equity	$3,249,494	$3,227,760
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Revenue:
Licensing	$372,245	$346,006	$692,016	$676,485
Products and services	23,385	23,555	50,320	50,075
Total revenue	395,630	369,561	742,336	726,560

Cost of revenue:
Cost of licensing	24,043	19,685	44,805	40,795
Cost of products and services	20,688	16,152	43,134	35,816
Total cost of revenue	44,731	35,837	87,939	76,611

Gross profit	350,899	333,724	654,397	649,949

Operating expenses:
Research and development	63,651	61,707	132,728	128,345
Sales and marketing	96,163	89,629	187,715	184,028
General and administrative	75,955	70,415	146,198	140,507
Restructuring charges	2,184	4,210	12,650	9,426
Total operating expenses	237,953	225,961	479,291	462,306

Operating income	112,946	107,763	175,106	187,643

Other income/(expense):
Interest income/(expense), net	5,024	3,559	9,142	6,205
Other income, net	1,729	8,928	7,053	12,453
Total other income	6,753	12,487	16,195	18,658

Income before income taxes	119,699	120,250	191,301	206,301
Provision for income taxes	(24,245)	(28,024)	(42,166)	(46,005)
Net income including noncontrolling interest	95,454	92,226	149,135	160,296
Less: net income attributable to noncontrolling interest	(539)	(433)	(893)	(681)
Net income attributable to Dolby Laboratories, Inc.	$94,915	$91,793	$148,242	$159,615

Net income per share:
Basic	$1.00	$0.95	$1.55	$1.66
Diluted	$0.99	$0.94	$1.54	$1.64
Weighted-average shares outstanding:
Basic	95,218	96,329	95,342	95,972
Diluted	95,515	97,471	96,273	97,581

Related party rent expense:
Included in net income attributable to noncontrolling interest	$79	$71	$156	$142

Cash dividend declared per common share	$0.36	$0.33	$0.72	$0.66
Cash dividend paid per common share	$0.36	$0.33	$0.72	$0.66
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Net income including noncontrolling interest	$95,454	$92,226	$149,135	$160,296
Other comprehensive income/(loss):
Currency translation adjustments gains/(losses), net of tax benefit/(expense) of $0, $0, $0, and $0	(1,075)	6,575	615	(8,590)
Unrealized gains/(losses) on investments, net of tax benefit/(expense) of $0, ($166), $5, and $0	—	(309)	5	(8)
Unrealized gains/(losses) on cash flow hedges, net of tax benefit of $45, $89, $7, and $79	(460)	1,394	(415)	(274)
Total other comprehensive income/(loss), net of tax	(1,535)	7,660	205	(8,872)

Total comprehensive income	93,919	99,886	149,340	151,424
Less: comprehensive income attributable to noncontrolling interest	(503)	(529)	(857)	(600)
Comprehensive income attributable to Dolby Laboratories, Inc.	$93,416	$99,357	$148,483	$150,824
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other ComprehensiveLoss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of December 26, 2025	$94	$—	$2,604,358	$(10,777)	$2,593,675	$9,196	$2,602,871
Net income	—	—	94,915	—	94,915	539	95,454
Other comprehensive loss, net of tax	—	—	—	(1,499)	(1,499)	(36)	(1,535)
Distributions to noncontrolling interest	—	—	—	—	—	(559)	(559)
Stock-based compensation expense	—	30,708	—	—	30,708	—	30,708
Capitalized stock-based compensation expense	—	77	—	—	77	—	77
Repurchase of common stock	(1)	(30,235)	(34,763)	—	(64,999)	—	(64,999)
Excise tax on common stock repurchases	—	(564)	—	—	(564)	—	(564)
Cash dividends declared and paid on common stock	—	—	(34,335)	—	(34,335)	—	(34,335)
Common stock issued under employee stock plans	1	1,039	—	—	1,040	—	1,040
Tax withholdings on vesting of restricted stock	(1)	(1,025)	—	—	(1,026)	—	(1,026)
Balance as of March 27, 2026	$93	$—	$2,630,175	$(12,276)	$2,617,992	$9,140	$2,627,132

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of September 26, 2025	$94	$—	$2,634,980	$(12,517)	$2,622,557	$9,389	$2,631,946
Net income	—	—	148,242	—	148,242	893	149,135
Other comprehensive income/(loss), net of tax	—	—	—	241	241	(36)	205
Distributions to noncontrolling interest	—	—	—	—	—	(1,106)	(1,106)
Stock-based compensation expense	—	67,919	—	—	67,919	—	67,919
Capitalized stock-based compensation expense	—	204	—	—	204	—	204
Repurchase of common stock	(2)	(50,629)	(84,373)	—	(135,004)	—	(135,004)
Excise tax on common stock repurchases	—	(564)	—	—	(564)	—	(564)
Cash dividends declared and paid on common stock	—	—	(68,674)	—	(68,674)	—	(68,674)
Common stock issued under employee stock plans	2	15,291	—	—	15,293	—	15,293
Tax withholdings on vesting of restricted stock	(1)	(32,221)	—	—	(32,222)	—	(32,222)
Balance as of March 27, 2026	$93	$—	$2,630,175	$(12,276)	$2,617,992	$9,140	$2,627,132

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of December 27, 2024	$95	$—	$2,543,413	$(35,542)	$2,507,966	$9,062	$2,517,028
Net income	—	—	91,793	—	91,793	433	92,226
Other comprehensive income, net of tax	—	—	—	7,564	7,564	96	7,660
Distributions to noncontrolling interest	—	—	—	—	—	(241)	(241)
Stock-based compensation expense	—	30,664	—	—	30,664	—	30,664
Capitalized stock-based compensation expense	—	53	—	—	53	—	53
Repurchase of common stock	(1)	(33,173)	(1,825)	—	(34,999)	—	(34,999)
Cash dividends declared and paid on common stock	—	—	(31,829)	—	(31,829)	—	(31,829)
Common stock issued under employee stock plans	1	3,966	—	—	3,967	—	3,967
Tax withholdings on vesting of restricted stock	—	(1,510)	—	—	(1,510)	—	(1,510)
Balance as of March 28, 2025	$95	$—	$2,601,552	$(27,978)	$2,573,669	$9,350	$2,583,019

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of September 27, 2024	$94	$—	$2,496,255	$(19,187)	$2,477,162	$9,731	$2,486,893
Net income	—	—	159,615	—	159,615	681	160,296
Other comprehensive loss, net of tax	—	—	—	(8,791)	(8,791)	(81)	(8,872)
Distributions to noncontrolling interest	—	—	—	—	—	(981)	(981)
Stock-based compensation expense	—	66,734	—	—	66,734	—	66,734
Capitalized stock-based compensation expense	—	151	—	—	151	—	151
Repurchase of common stock	(1)	(59,074)	9,076	—	(49,999)	—	(49,999)
Cash dividends declared and paid on common stock	—	—	(63,377)	—	(63,377)	—	(63,377)
Common stock issued under employee stock plans	2	26,122	—	—	26,124	—	26,124
Tax withholdings on vesting of restricted stock	—	(33,933)	(17)	—	(33,950)	—	(33,950)
Balance as of March 28, 2025	$95	$—	$2,601,552	$(27,978)	$2,573,669	$9,350	$2,583,019

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	March 27, 2026	March 28, 2025
Operating activities:
Net income including noncontrolling interest	$149,135	$160,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,242	43,899
Stock-based compensation	67,919	66,734
Amortization of operating lease right-of-use assets	5,417	5,725
Provision for credit losses	3,691	1,967
Deferred income taxes	5,212	(3,741)
Share of net income of equity method investees, net of cash distributions	(1,933)	(1,325)
Other non-cash items affecting net income	(1,741)	(443)
Changes in operating assets and liabilities:
Accounts receivable, net	(104,083)	(420)
Contract assets, net	(60,474)	(32,864)
Inventories	3,853	(1,155)
Operating lease right-of-use assets	(17,177)	(1,608)
Prepaid expenses and other assets	(33,842)	26,577
Accounts payable and accrued liabilities	82,873	27,267
Income taxes, net	(6,067)	5,906
Contract liabilities	7,478	3,282
Operating lease liabilities	11,029	(5,682)
Other non-current liabilities	(12,227)	(12,739)
Net cash provided by operating activities	147,305	281,676

Investing activities:
Proceeds from sales of marketable securities	—	15,911
Proceeds from sale of assets held for sale	—	16,881
Proceeds from sale of intangible assets	6,623	—
Purchases of property, plant, and equipment	(13,690)	(13,676)
Business combinations, net of cash and restricted cash acquired, and other related payments	—	(1,362)
Purchases of intangible assets	(37,775)	—
Net cash provided by/(used in) investing activities	(44,842)	17,754

Financing activities:
Proceeds from issuance of common stock	15,293	26,124
Repurchase of common stock	(135,004)	(49,999)
Payment of excise tax on repurchase of common stock	—	(261)
Payment of cash dividend	(68,674)	(63,377)
Distributions to noncontrolling interest	(1,106)	(981)
Shares repurchased for tax withholdings on vesting of restricted stock	(32,222)	(33,950)
Net cash used in financing activities	(221,713)	(122,444)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(306)	(4,396)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(119,556)	172,590
Cash, cash equivalents, and restricted cash at beginning of period	793,361	577,752
Cash, cash equivalents, and restricted cash at end of period	$673,805	$750,342

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$43,653	$43,554

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$4,696	$2,399
Accrual of unpaid stock repurchase excise tax	564	—
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
The results for the fiscal quarter and fiscal year-to-date period ended March 27, 2026 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 25, 2026.
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
Additional significant items subject to such estimates and assumptions include ESPs for performance obligations within revenue arrangements; allowance for credit losses for accounts receivable; carrying values of inventories and certain PP&E, goodwill, and intangible assets; fair values of investments; accrued liabilities including unrecognized tax benefits, deferred income tax assets and liabilities, and contingent liabilities; and stock-based compensation. Actual results could differ from our estimates.
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
Fiscal Year

Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended March 27, 2026 and March 28, 2025. Our fiscal years ending September 25, 2026 (fiscal 2026) and September 26, 2025 (fiscal 2025) each consist of 52 weeks.

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

3. Revenue Recognition
We enter into revenue arrangements with our customers to license technologies, trademarks, and patents for sound and imaging solutions, and to sell products and services. We recognize revenue when we satisfy a performance obligation by transferring control over the use of a license, product, or service to a customer.
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
•Licensing.   We license our technologies, including patents, to a range of customers who incorporate them into their products for audio and imaging functionality across broadcast, mobile, CE, PC, gaming, and other markets.
•Product Sales. We design and provide audio and imaging products for the cinema, television, broadcast, and entertainment industries.
•Services.   We provide various services to support theatrical and television production for cinema exhibition, broadcast, and home entertainment, including equipment training, mixing room alignment, equalization, as well as audio, color and light image calibration. We also offer solutions through our platform Dolby OptiView to companies building real-time digital experiences that increase audience engagement. Our solution provides the capability to stream high-quality audiovisual content in ultra-low latency to reduce the delay between the action and the viewer.
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
The majority of our arrangements with multiple performance obligations pertain to our digital cinema server and processor sales that include the following distinct performance obligations to which we allocate portions of the transaction price based on their stand-alone selling price:
•Digital cinema server hardware and embedded software, that is dependent on and interrelated with the hardware. Accordingly, the hardware and embedded software represent a single performance obligation.
•The right to support and maintenance, that is included with the purchase of the digital cinema server hardware, is a distinct performance obligation.
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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments for which we expect our licensees to submit royalty statements within the following two quarters. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the second quarter of fiscal 2026, we recorded a favorable adjustment of approximately $2 million, primarily related to shipments that occurred in the prior two quarters, and is largely based on actual royalty statements received from licensees that differed from our estimates.
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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of March 27, 2026, we had $62.9 million of remaining performance obligations, 41% of which we expect to recognize as revenue in fiscal 2026, 29% in fiscal 2027, and the balance of 30% in fiscal years beyond 2027.
F.Disaggregation of Revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	March 27, 2026		March 28, 2025		March 27, 2026		March 28, 2025
Licensing	$372,245	94%	$346,006	94%	$692,016	93%	$676,485	93%
Products and services	23,385	6%	23,555	6%	50,320	7%	50,075	7%
Total revenue	$395,630	100%	$369,561	100%	$742,336	100%	$726,560	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	March 27, 2026		March 28, 2025		March 27, 2026		March 28, 2025
Broadcast	$119,199	32%	$94,249	27%	$219,462	32%	$210,011	31%
Mobile	94,240	25%	100,123	29%	169,189	24%	161,647	24%
CE	40,949	11%	38,140	11%	86,551	13%	87,597	13%
PC	59,463	16%	58,402	17%	88,180	13%	89,658	13%
Other	58,394	16%	55,092	16%	128,634	18%	127,572	19%
Total licensing revenue	$372,245	100%	$346,006	100%	$692,016	100%	$676,485	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Geographic Location	March 27, 2026		March 28, 2025		March 27, 2026		March 28, 2025
United States	$220,054	56%	$161,537	44%	$349,262	47%	$302,494	42%
International	175,576	44%	208,024	56%	393,074	53%	424,066	58%
Total revenue	$395,630	100%	$369,561	100%	$742,336	100%	$726,560	100%
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
Our contract liabilities consist of payments and billings in advance of performance, typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our unaudited interim condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. We recognized $7.5 million in the second quarter of fiscal 2026 and $21.7 million in the fiscal year-to-date period ended March 27, 2026 from prior period deferred revenue.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	March 27, 2026	September 26, 2025	Change ($)	Change (%)
Accounts receivable, net	$391,293	$331,096	$60,197	18%
Contract assets, net	238,924	180,804	58,120	32%
Contract liabilities - current	38,837	31,382	7,455	24%
Contract liabilities - non-current	24,084	29,687	(5,603)	(19)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our unaudited interim condensed consolidated balance sheets as of March 27, 2026 and September 26, 2025 (in thousands).
Accounts Receivable and Contract Assets

	March 27, 2026	September 26, 2025
Trade accounts receivable	$210,433	$186,221
Accounts receivable from patent administration program licensees	191,000	152,096
Contract assets	239,007	180,905
Accounts receivable and contract assets, gross	640,440	519,222
Less: allowance for credit losses on accounts receivable and contract assets	(10,223)	(7,322)
Total accounts receivable and contract assets, net	$630,217	$511,900
Accounts receivable as of March 27, 2026 and September 26, 2025, respectively, includes unbilled accounts receivable balances of $172.8 million and $173.5 million, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to its patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges to S&M and G&A	Additions/(Deductions)	Ending Balance
For fiscal year-to-date period ended:
September 26, 2025	$6,836	$2,434	$(988)	$8,282
March 27, 2026	8,282	3,691	(831)	11,142
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of March 27, 2026 and September 26, 2025.
Inventories

	March 27, 2026	September 26, 2025
Raw materials	$3,372	$4,254
Work in process	3,574	4,187
Finished goods	24,983	21,983
Total inventories	$31,929	$30,424
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our unaudited interim condensed consolidated balance sheets. We have included $4.7 million and $7.5 million of inventory within non-current assets as of March 27, 2026 and September 26, 2025, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

	March 27, 2026	September 26, 2025
Prepaid expenses	$27,006	$28,006
Other current assets	51,292	23,867
Total prepaid expenses and other current assets	$78,298	$51,873

Accrued Liabilities

	March 27, 2026	September 26, 2025
Amounts payable to patent administration program partners	$169,919	$166,315
Accrued compensation and benefits	87,894	106,579
Accrued professional fees	22,653	21,165
Unpaid property, plant, and equipment additions	8,160	3,439
Accrued customer refunds	4,669	4,218
Accrued market development funds	5,615	2,578
Other accrued liabilities (1)	106,290	64,962
Total accrued liabilities	$405,200	$369,256
(1)        Includes a $34.5 million litigation accrual. Refer to Note 14 "Legal Matters" for additional information.
Other Non-Current Liabilities

	March 27, 2026	September 26, 2025
Supplemental retirement plan obligations	$5,263	$5,315
Non-current tax liabilities (1)	48,352	46,159
Other liabilities	30,231	48,369
Total other non-current liabilities	$83,846	$99,843
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
Our cash and investment portfolio consisted of the following (in thousands):

	March 27, 2026
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$592,988	$—	$—	$592,988	$592,988	$—	$—
Cash equivalents:
Money market funds	1,294	—	—	1,294	1,294	—	—
Cash and cash equivalents	594,282	—	—	594,282	594,282	—	—

Short-term investments:
Marketable equity securities	460	—	—	460	460	—	—
Short-term investments	460	—	—	460	460	—	—

Long-term investments:
Other investments	81,220	—	—	81,220	—	—	—
Long-term investments	81,220	—	—	81,220	—	—	—

Total cash, cash equivalents, and investments	$675,962	$—	$—	$675,962	$594,742	$—	$—

Investments held in supplemental retirement plan:
Assets	$5,361	$—	$—	$5,361	$5,361	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$5,361	$—	$—	$5,361	$5,361	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$931	$—	$931	$—	$931	$—
Liabilities: Included in other accrued liabilities	—	—	(79)	(79)	—	(79)	—

	September 26, 2025
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$529,422	$—	$—	$529,422	$529,422	$—	$—
Cash equivalents:
Money market funds	172,471	—	—	172,471	172,471	—	—
Cash and cash equivalents	701,893	—	—	701,893	701,893	—	—

Short-term investments:
Marketable equity securities	703	—	—	703	703	—	—
Short-term investments	703	—	—	703	703	—	—

Long-term investments:
Other investments	80,205	—	—	80,205	—	—	—
Long-term investments	80,205	—	—	80,205	—	—	—

Total cash, cash equivalents, and investments	$782,801	$—	$—	$782,801	$702,596	$—	$—

Investments held in supplemental retirement plan:
Assets	$5,413	$—	$—	$5,413	$5,413	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$5,413	$—	$—	$5,413	$5,413	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$1,442	$—	$1,442	$—	$1,442	$—
Assets: included in other non-current assets	—	111	—	111	—	111	—
Liabilities: Included in other accrued liabilities	—	—	(48)	(48)	—	(48)	—
Equity Securities
Our equity securities primarily consist of our equity method investments, including our equity method investment in Access Advance LLC ("Access Advance"), of $69.5 million and $68.5 million as of March 27, 2026 and September 26, 2025, respectively, and equity securities without a readily determinable fair value, valued at $11.8 million and $11.8 million as of March 27, 2026 and September 26, 2025, respectively. The equity method investments and equity securities without a readily determinable fair value are recorded within long-term investments in our unaudited interim condensed consolidated balance sheets.
The equity method investments are regularly assessed for impairment, and in the case of an impairment, we adjust the carrying value of our investment. Our share of the equity method investee's net income or loss is included in Other income/(expense) on the unaudited interim condensed consolidated statements of operations. Our share of the equity method investee's net income was $3.1 million in the second quarter of fiscal 2026 and was $9.2 million in the second quarter of fiscal 2025. Our share of the equity method investee's net income was $8.4 million in the fiscal year-to-date period ended March 27, 2026 and was $13.4 million in the fiscal year-to-date period ended March 28, 2025.
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
Securities In Gross Unrealized Loss Position
We periodically evaluate our investments for impairment by comparing the fair value with the cost basis for each of our investment securities. We had no securities that were in an unrealized loss position as of March 27, 2026 and September 26, 2025, respectively.

Cash Equivalents Maturities
The following table summarizes the amortized cost and estimated fair value of our cash equivalents as of March 27, 2026 and September 26, 2025, which are recorded within cash and cash equivalents in our unaudited interim condensed consolidated balance sheets (in thousands):

	March 27, 2026		September 26, 2025
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$1,294	$1,294	$172,471	$172,471
Due in 1 to 2 years	—	—	—	—
Due in 2 to 5 years	—	—	—	—
Total	$1,294	$1,294	$172,471	$172,471

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations.
As of March 27, 2026 and September 26, 2025, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	March 27, 2026	September 26, 2025
Land	$42,014	$42,021
Buildings and building improvements	290,564	290,920
Leasehold improvements	64,374	84,605
Machinery and equipment	159,326	163,382
Computer equipment and software	196,994	195,521
Furniture and fixtures	30,563	31,476
Equipment provided under operating leases	250,822	234,426
Construction-in-progress	36,315	36,181
Property, plant, and equipment, gross	1,070,972	1,078,532
Less: accumulated depreciation	(609,131)	(607,924)
Property, plant, and equipment, net	$461,841	$470,608

7. Leases
As Lessee
As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the noncontrolling interests in our consolidated subsidiaries. The following table presents the maturity analysis of lease liabilities (in thousands):

March 27, 2026
Operating Leases
Remainder of Fiscal 2026	$6,007
Fiscal 2027	11,901
Fiscal 2028	10,775
Fiscal 2029	7,796
Fiscal 2030	4,439
Thereafter	19,540
Total undiscounted lease payments	60,458
Less: imputed interest	(10,766)
Total lease liabilities	$49,692
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Operating Lease Income
Variable operating lease income	$8,606	$6,318	$17,117	$14,765
Fixed operating lease income	1,073	982	1,810	1,940
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $0.5 million and $0.5 million as of March 27, 2026 and September 26, 2025, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.
The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

March 27, 2026
Sales-Type Leases
Remainder of Fiscal 2026	$220
Fiscal 2027	220
Fiscal 2028 and thereafter	220
Total undiscounted cash flows	660
Less: Carrying value of lease receivables	—
Difference	$660

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance as of September 26, 2025	$529,900
Translation adjustments	(231)
Balance as of March 27, 2026	$529,669
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, and customer relationships and contracts. Intangible assets subject to amortization consisted of the following (in thousands):

	March 27, 2026			September 26, 2025
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$625,153	$(339,501)	$285,652	$587,743	$(324,507)	$263,236
Customer relationships	188,042	(84,141)	103,901	221,007	(87,401)	133,606
Other intangible assets	23,159	(23,003)	156	23,171	(22,956)	215
Total	$836,354	$(446,645)	$389,709	$831,921	$(434,864)	$397,057
During the second quarter of fiscal 2026, we purchased various patents for cash consideration of $37 million, and upon acquisition, these patents had a weighted-average useful life of 13 years. During the fiscal year-to-date period ended March 27, 2026, Via sold its HEVC/VVC program intangible assets for a total consideration of $25.0 million. Refer to Note 18, "Related Parties" for more information. The purchase of intangible assets during the second quarter of fiscal 2025 and during the fiscal year-to-date period ended March 28, 2025 was not material.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations. Amortization expense was $10.9 million and $11.1 million in the second quarter of fiscal 2026 and 2025, respectively, and $22.1 million and $22.8 million in the fiscal year-to-date periods ended March 27, 2026 and March 28, 2025, respectively. As of March 27, 2026, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2026	$23,221
2027	45,741
2028	42,021
2029	41,056
2030	39,733
Thereafter	197,937
Total	$389,709

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of March 27, 2026, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of March 27, 2026, we had 60,338,707 shares of Class A common stock and 34,251,901 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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

The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding as of September 26, 2025	3,259	$72.71
Grants	504	66.62
Exercises	(148)	53.21
Options outstanding as of March 27, 2026	3,615	72.66	5.48	$1,096
Options vested and expected to vest as of March 27, 2026	3,431	72.76	5.36	1,096
Options exercisable as of March 27, 2026	2,608	$72.68	4.23	1,096
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on March 27, 2026 of $58.03 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    In fiscal 2008, we began granting RSUs to certain directors, officers, and employees. RSU awards granted to employees and officers generally vest over four years, with cliff-vesting. Awards granted to ongoing non-employee directors generally vest over approximately one year. Awards granted to new non-employee directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the adjusted fair market value of our Class A common stock on the date of grant, discounted to account for dividend payments forgone during the vesting period, and is recognized on a straight-line basis over the requisite service period. Certain grants may have other vesting conditions or other award terms as approved by the Compensation Committee of our Board of Directors. Our 2020 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria.
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
The following table summarizes information on PSUs granted to our officers that have not vested as of March 27, 2026:

Grant date	Aggregate Shares Granted	Potential Shares at Vest Date (at 200% of Target)
December 15, 2023	77,283	154,566
December 16, 2024	92,971	185,942
December 15, 2025	114,403	228,806
On December 15, 2021, we granted PSUs to our executive officers for an aggregate of 60,301 shares, which vested in December 2024 at 70% of the target award amount. On December 15, 2022, we granted PSUs to our executive officers for an aggregate of 90,613 shares, which vested in December 2025 at 65% of the target award amount. As of March 27, 2026, PSUs that would vest for an aggregate of 284,657 shares at the target award amount (569,314 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of September 26, 2025	4,130	$77.07
Granted	1,952	63.20
Vested	(1,380)	78.19
Forfeitures	(178)	73.94
Non-vested as of March 27, 2026	4,524	$70.87
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year-To-Date Ended
	March 27, 2026	March 28, 2025
Expected term (in years)	4.96	4.89
Risk-free interest rate	3.7%	4.3%
Expected stock price volatility	24.6%	29.5%
Dividend yield	2.1%	1.7%
There were no stock options granted during the second quarters of fiscal 2026 and fiscal 2025, and therefore no weighted average assumptions were used to calculate fair values.
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
The following two tables separately present stock-based compensation expense both by award type and classification in our unaudited interim condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Compensation expense
Stock options	$1,750	$1,668	$3,616	$3,418
Restricted stock units (1) (2)	27,852	27,898	62,404	60,827
Employee stock purchase plan	1,106	1,098	1,899	2,489
Total stock-based compensation	30,708	30,664	67,919	66,734
Estimated benefit from income taxes	(4,303)	(4,882)	(9,569)	(10,584)
Total stock-based compensation, net of tax	$26,405	$25,782	$58,350	$56,150
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.1 million and $0.1 million of capitalized stock-based compensation related to internal-use software in the second quarter of fiscal 2026 and in the second quarter of fiscal 2025, respectively, and excludes $0.2 million and $0.2 million in the fiscal year-to-date periods ended March 27, 2026 and March 28, 2025, respectively.
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Compensation expense
Cost of products and services	$424	$414	$954	$901
Research and development	9,807	9,043	21,375	20,027
Sales and marketing	10,216	10,640	22,921	23,285
General and administrative	10,261	10,567	22,669	22,521
Total stock-based compensation	30,708	30,664	67,919	66,734
Estimated benefit from income taxes	(4,303)	(4,882)	(9,569)	(10,584)
Total stock-based compensation, net of tax	$26,405	$25,782	$58,350	$56,150

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the second quarters of fiscal 2026 and fiscal 2025, or in the fiscal year-to-date periods ended March 27, 2026 and March 28, 2025.

Unrecognized Compensation Expense.    As of March 27, 2026, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $14.5 million, which is expected to be recognized over a weighted-average period of 3.0 years. As of March 27, 2026, total unrecognized compensation expense associated with RSUs expected to vest was approximately $244.1 million, which is expected to be recognized over a weighted-average period of 2.8 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of March 27, 2026 (in thousands):

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
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be retired and returned to the status of authorized but unissued shares of Class A common stock. As of March 27, 2026, the remaining authorization to purchase additional shares was $141.6 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2026:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 26, 2025	1,044,838	$70,005	$67.00
Q2 - Quarter ended March 27, 2026	1,010,900	64,999	64.30
Total	2,055,738	$135,004
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.

Dividend Program
The following table summarizes dividends declared under the program during fiscal 2026:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 26, 2025	November 18, 2025	December 2, 2025	December 10, 2025	$0.36	$34.3 million
Q2 - Quarter ended March 27, 2026	January 29, 2026	February 10, 2026	February 18, 2026	$0.36	$34.3 million
On April 30, 2026, Dolby announced a cash dividend of $0.36 per share of Class A and Class B common stock, payable on May 20, 2026, to stockholders of record as of the close of business on May 12, 2026. The estimated dividend payment of $34.1 million related to this cash dividend is based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our unaudited interim condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended March 27, 2026				Fiscal Year-To-Date Ended March 27, 2026
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$5	$1,296	$(12,078)	$(10,777)	$—	$1,251	$(13,768)	$(12,517)
Other comprehensive income/(loss) before reclassifications:
Unrealized losses	(433)	(1,092)	—	(1,525)	(433)	(1,197)	—	(1,630)
Foreign currency translation gains/(losses) (1)	—	—	(1,039)	(1,039)	—	—	651	651
Income tax effect - benefit(3)	—	123	—	123	5	111	—	116
Net of tax	(433)	(969)	(1,039)	(2,441)	(428)	(1,086)	651	(863)
Amounts reclassified from AOCI into earnings:
Realized gains (2)	433	587	—	1,020	433	775	—	1,208
Income tax effect - expense (3)	—	(78)	—	(78)	—	(104)	—	(104)
Net of tax	433	509	—	942	433	671	—	1,104
Net current-period other comprehensive income/(loss)	—	(460)	(1,039)	(1,499)	5	(415)	651	241
Ending Balance	$5	$836	$(13,117)	$(12,276)	$5	$836	$(13,117)	$(12,276)

	Fiscal Quarter Ended March 28, 2025				Fiscal Year-To-Date Ended March 28, 2025
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$218	$(1,668)	$(34,092)	$(35,542)	$(83)	$—	$(19,104)	$(19,187)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	(282)	1,941	—	1,659	(147)	207	—	60
Foreign currency translation gains/(losses) (1)	—	—	6,479	6,479	—	—	(8,509)	(8,509)
Income tax effect - expense(3)	(166)	—	—	(166)	—	—	—	—
Net of tax	(448)	1,941	6,479	7,972	(147)	207	(8,509)	(8,449)
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	139	(636)	—	(497)	139	(560)	—	(421)
Income tax effect - benefit (3)	—	89	—	89	—	79	—	79
Net of tax	139	(547)	—	(408)	139	(481)	—	(342)
Net current-period other comprehensive income/(loss)	(309)	1,394	6,479	7,564	(8)	(274)	(8,509)	(8,791)
Ending Balance	$(91)	$(274)	$(27,613)	$(27,978)	$(91)	$(274)	$(27,613)	$(27,978)
(1)The foreign currency translation gains during the second quarter of fiscal 2025 were primarily due to the strengthening of other foreign currencies as compared to the U.S. dollar. The foreign currency translation losses during the fiscal year-to-date period ended March 28, 2025 were primarily due to the weakening of other foreign currencies as compared to the U.S. dollar.
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

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$94,915	$91,793	$148,242	$159,615

Denominator:
Weighted-average shares outstanding—basic	95,218	96,329	95,342	95,972
Potential common shares from options to purchase common stock	34	458	60	435
Potential common shares from restricted stock units	238	632	841	1,125
Potential common shares from employee stock purchase plan	25	52	30	49
Weighted-average shares outstanding—diluted	95,515	97,471	96,273	97,581

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$1.00	$0.95	$1.55	$1.66
Diluted	$0.99	$0.94	$1.54	$1.64

Antidilutive awards excluded from calculation:
Stock options	3,072	1,173	2,417	1,380
Restricted stock units	1,749	3	35	3
Employee stock purchase plan	20	1	11	2

12. Income Taxes
Our income tax expense, deferred tax assets and liabilities, and unrecognized tax benefits reflect management's best assessment of estimated current and future liabilities. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
On July 4, 2025, the U.S. Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense, and accelerated fixed asset depreciation. The international provisions are generally effective for our fiscal 2027. Dolby currently anticipates that the tax changes within OBBBA will not have a material impact to its financial statements. Dolby continues to review the OBBBA tax provisions to assess impacts to its financial statements.
Unrecognized Tax Benefits
As of March 27, 2026, the total amount of gross unrecognized tax benefits was $89.9 million, of which $29.3 million, if recognized, would reduce our effective tax rate. As of September 26, 2025, the total amount of gross unrecognized tax benefits was $83.7 million, of which $28.1 million, if recognized, would reduce our effective tax rate. The fiscal year-to-date period ended March 27, 2026 increase was primarily due to current year reserves for transfer pricing and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our unaudited interim condensed consolidated balance sheets.
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the second quarter of fiscal 2026 was 20.3% or a tax expense of $24.2 million and our effective tax rate in the second quarter of fiscal 2025 was 23.3% or a tax expense of $28.0 million. The decrease in our effective tax rate was primarily due to the mix of earnings favoring jurisdictions with lower tax rates.

Our effective tax rate in the fiscal year-to-date period ended March 27, 2026 was 22.0% or a tax expense of $42.2 million and our effective tax rate in the fiscal year-to-date period ended March 28, 2025 was 22.3% or a tax expense of $46.0 million. The decrease in our effective tax rate was primarily due to the mix of earnings favoring jurisdictions with lower tax rates and lower expenses from unrecognized tax benefits, partially offset by higher tax expense related to settlement of stock-based awards.
Compared to the Federal statutory rate of 21%, our effective tax rate for the second quarter of fiscal 2026 was lower, primarily due to the mix of earnings favoring jurisdictions with lower tax rates. Our effective rate for the fiscal year-to-date period ended March 27, 2026 was higher, primarily due to higher tax expense related to settlement of stock-based awards.

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
Fiscal 2025 Restructuring Events
In September 2025, we initiated restructuring actions in order to centralize teams into fewer locations, relocate certain roles to provide better access to talent pools, encourage multi-disciplinary collaboration, and simplify operations. In continuation with this plan, we recorded expenses in the second quarter of fiscal 2026 of $2.2 million and in the fiscal year-to-date period ended March 27, 2026 of $12.7 million consisting primarily of severance and other related benefits. The majority of the remaining components of this plan were substantially completed by the end of the second quarter of fiscal 2026. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the third quarter of fiscal 2026. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2026, due to estimated savings in compensation and benefits of impacted employees. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
In November 2024, we initiated restructuring actions with the purpose of aligning our R&D resources, and to a lesser extent our S&M resources, with our highest strategic priorities. In connection with this plan, we recorded expense in the second quarter of fiscal 2025 of $3.9 million and in the fiscal year-to-date period ended March 28, 2025 of $9.7 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of fiscal 2025. These activities resulted in gross pre-tax operating income savings of approximately $20 million in fiscal 2025, due to savings in compensation and benefits of impacted employees, which was consistent with our expectations. The impact of these savings on our operating expenses was mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
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
The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 27, 2024	$2,765	$—	$2,765
Restructuring charges	11,624	3,383	15,007
Cash payments and adjustments	(9,724)	(3,383)	(13,107)
Balance at September 26, 2025	4,665	—	4,665
Restructuring charges	7,744	4,906	12,650
Cash payments and adjustments	(5,371)	(4,691)	(10,062)
Balance at March 27, 2026	$7,038	$215	$7,253

Accruals for restructuring charges/(credits) incurred for the restructuring plans described above are included within accrued liabilities in our unaudited interim condensed consolidated balance sheets, while restructuring charges are included within restructuring charges in our unaudited interim condensed consolidated statements of operations.

14. Legal Matters
From time to time, we are involved in various legal proceedings that occasionally arise in the normal course of business. These can include claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. On a quarterly basis, we evaluate based on the known facts and circumstances whether a potential loss or range of losses is considered probable and reasonably estimable in accordance with U.S. GAAP. We record a provision for a liability relating to these legal proceedings when a loss is both probable and the amount of the loss can be reasonably estimated. Legal costs associated with these legal proceedings are expensed as incurred.
Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period, including as a result of required changes to our licensing terms, monetary penalties, and other potential consequences. However, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our unaudited interim condensed consolidated financial statements, other than the litigation matter discussed below, any such amounts are either immaterial, or it is not probable that a potential loss has been incurred or the amount of loss cannot be reasonably estimated.
Litigation
During the second quarter of fiscal 2026, we recognized a $34.5 million accrued liability related to an unfavorable judgment on litigation that we assumed as part of our acquisition of MPEG LA, L.L.C. in fiscal 2023. In connection with this business combination, the sellers provided indemnification for an unfavorable outcome of that litigation. Accordingly, we have recognized an indemnification asset of $34.5 million during the second quarter of fiscal 2026, which we expect to be settled within two years. The liability has been included within accrued liabilities and the indemnification asset has been included within other non-current assets in the unaudited interim condensed consolidated financial statements.

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of March 27, 2026 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter	Total
Naming rights	$2,522	$8,534	$8,642	$8,751	$8,862	$18,061	$55,372
Purchase obligations	24,500	33,784	21,030	19,347	19,208	—	117,869
Donation commitments	139	153	153	153	153	432	1,183
Total	$27,161	$42,471	$29,825	$28,251	$28,223	$18,493	$174,424
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
Indemnification Clauses
On a limited basis, our contractual agreements contain a clause under which we agree to provide indemnification to the counterparty, most commonly to licensees in connection with licensing arrangements that include our IP. We have also entered into indemnification agreements with our officers, directors, and certain employees, and our bylaws contain similar indemnification obligations. Additionally, and although not a contractual requirement, we have at times elected to defend our licensees from third party IP infringement claims. Since the terms and conditions of our contractual indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable.

16. Business Combination
GE Licensing
On August 19, 2024, we acquired 100% of the issued and outstanding equity interests of GE Intellectual Property Licensing, LLC and GE Technology Development, Inc., which, collectively with each of their subsidiaries, comprised General Electric’s IP licensing business that primarily targeted the consumer digital media and electronics sectors ("GE Licensing" or the "acquiree"). The acquisition is an extension of our existing licensing businesses and is expected to strengthen and expand the scale of our IP portfolio. The total consideration for the acquisition is comprised as the following (in thousands):

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
17 . Operating Segments
We operate as a single reportable segment. We derive the majority of our revenue from licensing audio and video technology to electronics manufacturers, and a lesser portion of our revenue by offering premium audio and video technologies to cinema exhibitors. Our CODM is our Chief Executive Officer, who reviews financial information presented on a consolidated basis to assess performance and allocate resources. Our CODM uses consolidated net income, as reported on the unaudited interim condensed consolidated statements of operations, as the primary measure of segment profit or loss by comparing actual results to the prior year comparative results and any internally or externally set expectations. Our CODM does not assess segment performance or make operating decisions using asset or liability information.

The following table presents selected financial information and significant segment expenses for the periods presented (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Total revenue	$395,630	$369,561	$742,336	$726,560
Less:
Cost of licensing (1)	17,454	12,965	31,626	27,371
Cost of products and services (1) (2)	19,492	15,010	40,640	33,353
Research and development expense (1) (2)	53,844	52,664	111,353	108,318
Sales and marketing expense (1) (2)	85,591	78,672	164,085	159,672
General and administrative expense (1) (2)	64,139	57,976	120,259	114,242
Restructuring charges	2,184	4,210	12,650	9,426
Stock-based compensation	30,708	30,664	67,919	66,734
Amortization of acquisition-related intangibles	9,713	10,078	19,580	20,725
Interest (income)/expense, net	(5,024)	(3,559)	(9,142)	(6,205)
Equity method investees’ net income	(3,118)	(9,152)	(8,394)	(13,402)
Other income, net (1) (3)	948	(217)	459	25
Income tax expense	24,245	28,024	42,166	46,005
Net income including noncontrolling interest	95,454	92,226	149,135	160,296
Less: net income attributable to noncontrolling interest	(539)	(433)	(893)	(681)
Net income attributable to Dolby Laboratories, Inc.	$94,915	$91,793	$148,242	$159,615
(1)Excludes amortization of acquisition-related intangibles presented separately.
(2)Excludes stock-based compensation expense presented separately.
(3)Excludes our proportional share of net income in our equity method investees presented separately.

18. Related Parties
During the fiscal year-to-date period ended March 27, 2026, our subsidiary, Via, sold its HEVC/VVC program intangible assets to Access Advance, our equity method investment, for a total consideration of $25.0 million. As an equity method investment, we possess the ability to exercise significant influence, but not control, over operating and financing decisions of Access Advance.

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
Dolby is recognized within the entertainment industry for technologies designed to support high-quality entertainment from a consumer perspective and is fundamental to makers of consumer electronic devices as our technology is an important component in the creation and delivery of audio and video content. While some of our technology represents relatively elemental functions like audio signal compression that enable playback, we also offer technology that is innovating in emerging categories including spatial audio and high contrast video. We derive the majority of our revenue from licensing audio and video technology to electronics manufacturers, and a lesser portion of our revenue by offering premium audio and video technologies to cinema exhibitors.

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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	March 27, 2026		March 28, 2025		March 27, 2026		March 28, 2025
Licensing	$372,245	94%	$346,006	94%	$692,016	93%	$676,485	93%
Products and services	23,385	6%	23,555	6%	50,320	7%	50,075	7%
Total revenue	$395,630	100%	$369,561	100%	$742,336	100%	$726,560	100%
Licensing
The two primary components of our licensing business are Branded Technologies which include Branded Audio Codecs, Dolby Atmos & Dolby Vision, and Patents, which include Audio Patents and Imaging Patents.
We generated over 90% of our revenue in the second quarters of fiscal 2026 and fiscal 2025, and the fiscal year-to-date periods ended March 27, 2026 and March 28, 2025 from agreements to license branded technology and patents that enable approximately 1,000 electronic device manufacturers to enable and enhance the audio and visual capabilities of their products by incorporating our technology. As of March 27, 2026, we had approximately 30,200 issued patents relating to technologies, that are licensed to third parties and comprise a significant portion of our licensing revenue. We have approximately 1,500 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products that incorporate our technologies to inform consumers that they have met our quality specifications.
Branded Technology Licensing
Dolby branded technologies offer enhanced audio and video experiences for consumers. Dolby branded technologies enjoy widespread adoption, are occasionally mandated as standards, and are frequently considered fundamental to a wide variety of devices and types of entertainment content, including movies, TV shows, sports and music.
Our branded technology solutions are complete solutions. We provide licensees with software, patent rights, and know how to enable content creation, delivery, and playback. Our branded offerings are designed to support ease of adoption and deployment. Additionally, our device partners derive value from the use of the Dolby brand, which is synonymous with high quality entertainment.

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
Branded Audio Codecs
A significant portion of our branded licensing is centered on audio codecs: compression and decompression technologies for audio. The most important of these are the following:
•DD+. DD+ is an advanced surround sound audio codec technology that enables the Dolby audio experience across home theaters, smartphones, operating systems, and browsers. A versatile, bandwidth efficient, and scalable home theater grade audio codec for A/V content, DD+ is designed to deliver up to 7.1 channels of surround sound across multiple platforms and content types.
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
•Dolby Atmos. Dolby Atmos is a three-dimensional audio experience with object-based sound technology using up to 128 audio objects that can be positioned anywhere to allow for precise placement and movement of sound in a three-dimensional space. This is achieved by adding height channels and spatially encoded digital signals. Dolby Atmos can adapt to varied playback environments and devices, including stereo headphones, speakers, receivers, TVs, soundbars, AVRs, and automotive systems.
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
The volume of content available in Dolby Atmos and Dolby Vision formats has increased in recent periods. In addition to strong momentum in music, TV shows and movies, our technologies are gaining increased adoption in user-generated content, audio books, and live sports. The increasing availability of Dolby Atmos and Dolby Vision content provides device manufacturers with an incentive to license our technology in order to make it available to their customers.
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
Patent Licensing
We generate patent licensing revenue primarily from licensing Dolby-owned patents essential to standardized audio and video technologies. These technologies are fundamental to the capture, storage, transmission and playback of audio and video, and are embodied in billions of products sold each year throughout the world, including streaming devices, televisions, gaming consoles, automotive media consoles, and security cameras.
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
For audio and video codecs, the standardization process is centered on creating interoperable solutions that work in a uniform manner despite increasingly complex device requirements. The resulting standardized technologies are intended to connect billions of disparate devices worldwide in a way that allows for seamless communication. These technology standards have played an essential role in advancing the technology of media capture, storage, transmission, and playback through multiple generations of technological development. For example, the AVC codec helped enable standard-definition streaming over the internet, while the next-generation HEVC codec optimized streaming for higher-definition formats like 4K.
Looking forward, Dolby intends to continue to actively participate (both in standards bodies and independently) in the development of next-generation standardized audio and video technologies.
Key Current Programs

The majority of revenue from Dolby’s patent licensing comes from licensing standard essential patents associated with standardized AAC, AVC, and HEVC codecs, each of which is described below.
• AAC, HE-AAC, and Extended HE-AAC. The AAC family of audio codecs comprises some of the most efficient audio coding technologies available today. These codecs are designed to provide high quality audio at lower bitrates than prior coding formats. The AAC family of codecs is widely deployed across most consumer media playback devices.
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
We operate as licensors in patent pools administered by several patent pool administrators including Access Advance, Sisvel, Via, and Vectis. We are a majority stockholder and licensor in Via, which we co-own with Philips and Mitsubishi. We hold a minority ownership interest in Access Advance. Patent pool administration fees are paid as a percentage of royalties collected for services rendered by the pool administrator such as royalty collection, allocation and compliance, financial reporting, and tax planning and preparation.
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
Dolby Cinema
We leverage our universe of creative talent to bring the highest quality experiences to our exhibitor partners. Dolby Cinemas are PLF cinemas that deliver a Dolby branded premium cinema offering with Dolby Vision, Dolby Atmos, and a proprietary Dolby theater design. We typically provide Dolby Cinema exhibitors with the requisite Dolby technology at minimal or no upfront cost and generate revenue from these sites through a share of box office receipts, which we recognize as licensing revenue. Dolby Cinemas deliver a unique, high-end theater experience, that is different from competing PLFs as well as our exhibitor partner’s other theaters that use Dolby manufactured and distributed cinema hardware, including those that may utilize Dolby Atmos and/or Dolby Vision.
Products and Services
Cinema Products and Services
We design and manufacture audio, imaging, accessibility, and other hardware and software solutions primarily for the cinema, with occasional applications in the television, broadcast, and live entertainment industries.
Cinema Imaging Products include digital cinema servers used to load, store, decrypt, decode, watermark, and playback digital film files for presentation on cinema projectors. It also includes software used to encrypt, encode, and package digital media files for distribution.
Cinema Audio Products include cinema processors, amplifiers, and loudspeakers used to decode, render, and optimally play back digital cinema soundtracks, including those using Dolby Atmos.
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
Dolby OptiView
Dolby OptiView is delivering immersive, interactive, and social experiences with real-time engagement for live events, especially sports. Dolby OptiView leverages Dolby’s six decades of experience in the science of sight and sound to deliver video with clarity, depth, and detail via our unique content delivery system which ensures a high quality, synchronized viewer experience across the globe. This enables our customers to engage viewers effectively with near real time interaction tools that will strengthen connections and drive participation.
Revenue Generation

Dolby OptiView is a software as a service (SaaS) product licensed directly to enterprises via a consumption-based revenue model.
END MARKETS
We generated 94% and 94% of our revenue in the second quarters of fiscal 2026 and fiscal 2025, respectively, and 93% and 93% of the fiscal year-to-date periods ended March 27, 2026 and March 28, 2025, respectively, through licensing our technology, brand, and patents, primarily to device manufacturers. The following table presents the end market composition of revenue from our licensing business for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025	Main Components of Each Category
Broadcast	32%	27%	32%	31%	Televisions and STBs
Mobile	25%	29%	24%	24%	Smartphones and Tablets
CE	11%	11%	13%	13%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	16%	17%	13%	13%	Windows and macOS devices
Other	16%	16%	18%	19%	Dolby Cinema, Gaming consoles, Automotive, Patent pool administrative fees, and VDP licensing revenue
Total	100%	100%	100%	100%

MACROECONOMIC CONDITIONS
Our revenue can be negatively impacted by macroeconomic conditions, including but not limited to, the financial health of our licensees, inflation, heightened interest rates, foreign exchange rates, shortages or rising costs of material, increased shipping costs, tariffs and trade barriers, war and other international conflicts, labor disputes, reduced discretionary consumer spending, and reduced new product investment by our customers. The U.S. tariff situation remains dynamic and the impacts of potential tariffs are difficult to predict with certainty. Increases in tariffs or other trade barriers may, directly or indirectly, increase the cost of producing or delivering our products, increase the costs to our licensees of licensing our technology, and may decrease demand for our products and services. Our business may also be impacted by global material shortages that affect the sectors in which we operate, such as shortages and potential shortages that impact the pricing and availability of memory components and ICs for the consumer electronics market. If the foregoing or similar factors increase the costs or lead times required for our licensees to manufacture and export their products, such as consumer electronics products and cars, and that results in higher prices or longer lead times for end consumers, sales of those products may decrease and thus royalty payments payable to Dolby that are based on unit shipments may decrease.
Macroeconomic conditions also impart substantial uncertainty into our operating environment and may lead to follow-on negative economic effects like recession or heightened inflation, each of which presents additional challenges for our business. For example, recent conflicts in the Middle East have increased uncertainty around shipping costs and delays, the availability of materials, and other supply chain issues that may impact our licensees in the short and long term. Uncertainty and its related impacts, or an adverse economic climate generally, may impact consumer demand for our licensees’ products that incorporate our technology and for our own products and services. Such conditions may also cause delays or a decrease in the adoption of our technologies into new products by partners and licensees, or lead manufacturers to discontinue including our technology in their products or to seek price reductions. Further, the noted macroeconomic conditions and related uncertainty may negatively impact transaction cycles and our recovery of revenue associated with past unauthorized or unreported usage.
The future implications of these macroeconomic conditions on our business, results of operations and overall financial position remain uncertain. We continue to monitor the evolving macroeconomic environment, including international conflicts and the imposition of tariffs and other trade barriers, and the potential impacts on our business. Further discussion of the potential impacts of these macroeconomic effects on our business can be found in Part II, Item 1A "Risk Factors."
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
Branded Technology Licensing
Dolby’s branded technology licensing offers complete technology solutions to our licensees, primarily device manufacturers. Licenses include rights to software, patent rights, know-how, and the relevant Dolby brand. Our branded technologies are primarily comprised of Branded Audio Codecs (DD+ and AC-4) and Dolby Atmos and Dolby Vision (Dolby Atmos for audio, and Dolby Vision for imaging). Licensing revenue is primarily driven by the adoption of our technologies on devices and the number of devices shipped by licensees. Our branded audio codecs have broad penetration across a diverse set of devices and end markets. Revenue from these technologies is primarily driven by device shipments from licensees, and as such, is impacted by consumer spending. The remaining portion of our branded licensing revenue is derived from Dolby Vision and Dolby Atmos. Dolby Vision and Dolby Atmos have not been in the market as long as our branded audio codecs, thus revenue growth is driven by device shipments, increased adoption, and the addition of new licensees.
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We work across our ecosystem of partners including creators, distributors, and device manufacturers to increase the number of Dolby experiences that people can enjoy by enhancing content, including movies and TV, music and live sports, using Dolby branded technologies. Increased content in these areas increases our value proposition across our end markets. In movies and TV, thousands of movie titles and tens of thousands of TV episodes have been created and released in Dolby Atmos and/or Dolby Vision. Major streaming services such as Netflix, Disney+, Apple TV, Amazon, HBO Max, Paramount+, Peacock, and other streaming services internationally, continue to enhance content in Dolby Vision and/or Dolby Atmos. Amazon Prime recently announced that it has added support for Dolby Vision to its ad-supported tier. In the second quarter of fiscal 2026, various sport events were shown in Dolby Atmos and/or Dolby Vision including the Super Bowl, the 2026 Olympic Winter Games, and the ICC Men's T20 Cricket World Cup. Additionally, Apple is currently streaming the 2026 Formula One season in Dolby Vision.
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
In the second quarter of fiscal 2026, we, together with our patent pool partners, made progress in licensee expansion across our Audio & Video programs. HEAD Acoustics joined Via’s Voice program as a new licensee, and three new licensees joined Via’s MPEG-H program. Dolby is a licensor in both programs.
In Video, four new licensees joined Access Advance’s HEVC program. Roku took a new license in Access Advance’s VDP program and Sharp and M&K joined the program as licensors. Dolby is a licensor in the HEVC, VDP and AVC programs.
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
Licensing End Markets
The following are highlights from our second quarter of fiscal 2026 and key challenges related to Dolby's licensing businesses, by market.
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
Mobile
Highlights
We continue to promote adoption of our technologies across major mobile ecosystems, including Apple and Android. Our patent licensing technologies are adopted broadly throughout the mobile device ecosystem. Dolby Atmos and Dolby Vision are included throughout the Apple device line-up and in Apple TV, and Dolby Atmos is included in Apple Music. Dolby Vision Capture, Playback, and Dolby Atmos have been supported on all iPhones since the iPhone 12. We have strong adoption of Dolby Atmos and our branded audio codecs across high-end Android mobile devices and are focused on growing our presence on low and mid-tier phones. An increasing number of Android device manufacturers have adopted Dolby Vision and Dolby Vision Capture on high end devices and we are focused on the opportunity to significantly increase our adoption. The breadth of mobile devices supporting Dolby technologies continues to increase globally. Xiaomi recently announced its flagship Redmi Note 15 Pro series that supports Dolby Vision, Dolby Vision Capture, and Dolby Atmos. Vivo released the X300 Ultra camera phone supporting Dolby Vision, as well as the iQOO 1500 Ultra from its gaming-focused sub-brand, which supports Dolby Atmos and Dolby Vision. Additionally, Douyin, the Chinese version of TikTok, supports content in Dolby Vision on both iOS and Android mobile phones.
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
Other Markets
Highlights
We generate revenue from the automotive industry primarily through the adoption of Dolby Atmos in cars. As of the end of the second quarter of fiscal 2026, we have announced partnerships with over 35 car makers that are shipping or have announced models that support our technologies, up from over 20 car makers at the end of fiscal 2025. At the Beijing Auto Show in April 2026, BMW announced that its BMW 7 series and the BMW iX3 Long Wheelbase will support Dolby Atmos. BYD announced the Denza Z9GT as its first Dolby Atmos-enabled car to service the European market. Also in the second quarter of fiscal 2026, Lexus announced its first Dolby Atmos-enabled car, and Firefly, a sub-brand of NIO, launched Dolby Atmos-enabled cars in Singapore and Thailand.
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
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with sites located in the U.S. and internationally. Additionally, we increased the number of Dolby Atmos and Dolby Vision theaters or exhibitors in Austria, South Korea, and Vietnam.
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
Cinema Products and Services
Highlights
To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the second quarter of fiscal 2026, there are over 8,600 Dolby Atmos screens installed or committed and over 4,500 Dolby Atmos theatrical titles have been announced or released.
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
Dolby OptiView
Highlights
Our strategy for Dolby OptiView is to expand our addressable market by offering solutions that increase audience engagement to companies building real-time digital experiences. For instance, Optiview enables the delivery of high-quality audiovisual content with ultra-low latency so that viewers can interact with live content as if they are there in real life.
We are focusing on live sports as a key vertical. In the second quarter of fiscal 2026, we announced that Genius Sports is adopting Dolby Optiview. Genius Sports is a leading data, technology, and broadcast partner that serves the global sports, betting, and media ecosystem. Dolby Optiview enables them to stream content reliably to a global audience with less than two seconds of delay, synchronizing data and AV content to enable gamification, betting, and interactivity.
In the UK, William Hill is using Dolby OptiView to stream horse racing, reducing the latency from the track to the betting shop. Lower latency enables bets to be placed closer to the race start time, improving both the customer experience and the operator’s betting window.
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
RESULTS OF OPERATIONS
For each line item included on our unaudited interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the unaudited interim condensed consolidated financial statements for the quarters and fiscal year-to-date periods ended March 27, 2026 and March 28, 2025. Note that adjustments related to sales-based royalties that were misreported by licensees as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	March 27, 2026	March 28, 2025	$	%	March 27, 2026	March 28, 2025	$	%
Revenue	$372,245	$346,006	$26,239	8%	$692,016	$676,485	$15,531	2%
Percentage of total revenue	94%	94%			93%	93%
Cost of licensing	24,043	19,685	4,358	22%	44,805	40,795	4,010	10%
Gross profit	348,202	326,321	21,881	7%	647,211	635,690	11,521	2%
Gross margin	94%	94%			94%	94%

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Licensing Revenue By Market	March 27, 2026		March 28, 2025		March 27, 2026		March 28, 2025
Broadcast	$119,199	32%	$94,249	27%	$219,462	32%	$210,011	31%
Mobile	94,240	25%	100,123	29%	169,189	24%	161,647	24%
CE	40,949	11%	38,140	11%	86,551	13%	87,597	13%
PC	59,463	16%	58,402	17%	88,180	13%	89,658	13%
Other	58,394	16%	55,092	16%	128,634	18%	127,572	19%
Total licensing revenue	$372,245	100%	$346,006	100%	$692,016	100%	$676,485	100%

Current Quarter: Q2 2026 vs. Q2 2025

Factor	Licensing Revenue		Gross Margin
Broadcast	á	Higher revenue from recoveries and imaging patent programs, partially offset by lower revenue from audio patent programs	ßà	No significant fluctuations
Mobile	â	Lower revenue due to timing of minimum volume commitments in our audio patent programs, partially offset by higher revenue from Dolby Vision adoption
Other	á	Higher revenue from imaging patents, Dolby Cinema box office receipts and Atmos Auto adoption, partially offset by lower gaming console unit shipments
CE	á	Higher revenue primarily from recoveries
PC	á	Higher revenue from recoveries and imaging patents, partially offset by lower unit shipments and a lower true-up

Year-To-Date: Q2 2026 vs. Q2 2025
Factor	Licensing Revenue		Gross Margin
Broadcast	á	Higher recoveries, partially offset by lower true-up and timing of minimum volume commitments	ßà	No significant fluctuations
Mobile	á	Higher revenue from Dolby Vision adoption and recoveries, partially offset by timing of minimum volume commitments in our patent programs
PC	â	Lower revenue primarily from lower unit shipments partially offset by higher recoveries
Other	á	Higher revenue from imaging patents and Dolby Cinema box office receipts, partially offset by lower gaming console unit shipments
CE	â	Lower revenue from lower unit shipments including a lower true-up, partially offset by higher recoveries
Products and Services
Products revenue is generated from the sale of audio, imaging, accessibility, and other hardware and software solutions primarily for the cinema, with occasional applications in the television, broadcast, and live entertainment industries. Also included in Products revenue are amounts relating to certain Dolby Cinema arrangements that are considered sales-type leases that involve fixed or minimum fees. Cost of products includes materials, labor, manufacturing overhead, amortization of certain intangible assets, and certain third party royalty obligations.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	March 27, 2026	March 28, 2025	$	%	March 27, 2026	March 28, 2025	$	%
Revenue	$23,385	$23,555	$(170)	(1)%	$50,320	$50,075	$245	—%
Percentage of total revenue	6%	6%			7%	7%
Cost of products and services	20,688	16,152	4,536	28%	43,134	35,816	7,318	20%
Gross profit	2,697	7,403	(4,706)	(64)%	7,186	14,259	(7,073)	(50)%
Gross margin	12%	31%			14%	28%
Current Quarter: Q2 2026 vs. Q2 2025

Factor	Products and Services Revenue		Gross Margin
Services	ßà	No significant fluctuations	â	Lower gross margin primarily due to higher Dolby Cinema warranty and maintenance costs

Year-To-Date: Q2 2026 vs. Q2 2025
Factor	Products and Services Revenue		Gross Margin
Services	ßà	No significant fluctuations	â	Lower gross margin primarily due to higher Dolby Cinema warranty and maintenance costs
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 27, 2026	March 28, 2025	$	%	March 27, 2026	March 28, 2025	$	%
Research and development	$63,651	$61,707	$1,944	3%	$132,728	$128,345	$4,383	3%
Percentage of total revenue	16%	17%			18%	18%
Current Quarter: Q2 2026 vs. Q2 2025

Category	Key Drivers
Various	á	Higher salaries expense, stock-based compensation expense, and facilities costs

Year-To-Date: Q2 2026 vs. Q2 2025
Category	Key Drivers
Various	á	Higher salaries expense, stock-based compensation expense, and depreciation expense
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 27, 2026	March 28, 2025	$	%	March 27, 2026	March 28, 2025	$	%
Sales and marketing	$96,163	$89,629	$6,534	7%	$187,715	$184,028	$3,687	2%
Percentage of total revenue	24%	24%			25%	25%
Current Quarter: Q2 2026 vs. Q2 2025

Category	Key Drivers
Outside Marketing and Tradeshows	á	Higher costs of $5.7 million primarily due to timing of marketing programs and tradeshows, such as partnering with the Bay Area Host Committee for the Super Bowl Kickoff event in the current year

Year-To-Date: Q2 2026 vs. Q2 2025
Category	Key Drivers
Legal, Professional, and Contractors	á	Higher costs of $3.9 million primarily due to litigation-related activities and patent evaluation costs
Tradeshows	á	Higher costs of $3.4 million primarily due to higher spend towards exhibits and tradeshows
Marketing Programs	â	Lower costs of $2.8 million primarily due to timing of marketing programs, such as the Love More Campaign with Jin from BTS in the prior year
General and Administrative
G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation and amortization, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 27, 2026	March 28, 2025	$	%	March 27, 2026	March 28, 2025	$	%
General and administrative	$75,955	$70,415	$5,540	8%	$146,198	$140,507	$5,691	4%
Percentage of total revenue	19%	19%			20%	19%
Current Quarter: Q2 2026 vs. Q2 2025

Category	Key Drivers
Legal, Professional, and Contractors	á	Higher costs of $4.3 million primarily due to patent filings, pending patent applications, and other litigation work

Year-To-Date: Q2 2026 vs. Q2 2025
Category	Key Drivers
Legal, Professional, and Contractors	á	Higher costs of $2.9 million primarily due to litigation-related activities
Credit Loss Expense	á	Higher costs of $1.7 million primarily due to an increase in aged receivables
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 27, 2026	March 28, 2025	$	%	March 27, 2026	March 28, 2025	$	%
Restructuring charges	$2,184	$4,210	$(2,026)	(48)%	$12,650	$9,426	$3,224	34%
Percentage of total revenue	1%	1%			2%	1%
Fiscal 2025 Restructuring Events
In September 2025, we initiated restructuring actions in order to centralize teams into fewer locations, relocate certain roles to provide better access to talent pools, encourage multi-disciplinary collaboration, and simplify operations. In continuation with this plan, we recorded expenses in the second quarter of fiscal 2026 of $2.2 million and in the fiscal year-to-date period ended March 27, 2026 of $12.7 million consisting primarily of severance and other related benefits. The majority of the remaining components of this plan were substantially completed by the end of the second quarter of fiscal 2026. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the third quarter of fiscal 2026. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2026, due to estimated savings in compensation and benefits of impacted employees. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.

In November 2024, we initiated restructuring actions with the purpose of aligning our R&D resources, and to a lesser extent our S&M resources, with our highest strategic priorities. In connection with this plan, we recorded expense in the second quarter of fiscal 2025 of $3.9 million and in the fiscal year-to-date period ended March 28, 2025 of $9.7 million in severance and other related benefits. Cash payment of the severance and other termination benefits were substantially completed by the end of fiscal 2025. These activities resulted in gross pre-tax operating income savings of approximately $20 million in fiscal 2025, due to savings in compensation and benefits of impacted employees, which was consistent with our expectations. The impact of these savings on our operating expenses was mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	March 27, 2026	March 28, 2025	$	%	March 27, 2026	March 28, 2025	$	%
Other income	$6,753	$12,487	$(5,734)	(46)%	$16,195	$18,658	$(2,463)	(13)%
Percentage of total revenue	2%	3%			2%	3%
Current Quarter: Q2 2026 vs. Q2 2025

Category	Key Drivers
Other Income	â	Lower income from our equity method investments in the current year

Year-To-Date: Q2 2026 vs. Q2 2025
Category	Key Drivers
Other Income	â	Lower income from our equity method investments in the current year
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Provision for income taxes	$(24,245)	$(28,024)	$(42,166)	$(46,005)
Effective tax rate	20.3%	23.3%	22.0%	22.3%

Current Quarter: Q2 2026 vs. Q2 2025

Factor	Impact On Effective Tax Rate
Foreign Operations	â	Higher benefit from earned income in lower tax jurisdictions

Year-To-Date: Q2 2026 vs. Q2 2025
Factor	Impact On Effective Tax Rate
Foreign Operations	â	Higher benefit from earned income in lower tax jurisdictions
Tax Contingencies	â	Lower expense from unrecognized tax benefits
Stock-based Compensation	á	Higher expense related to the settlement of stock-based awards

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
As of March 27, 2026, we had cash and cash equivalents of $594.3 million, which consisted of cash and highly liquid money market funds. In addition, we had short and long-term investments of $81.7 million, which primarily consisted of equity method investments and equity securities without a readily determinable fair value.
The following table presents selected financial information as of March 27, 2026 and September 26, 2025 (in thousands):

	March 27, 2026	September 26, 2025
Cash and cash equivalents	$594,282	$701,893
Short-term investments	460	703
Long-term investments	81,220	80,205
Accounts receivable, net	391,293	331,096
Accounts payable and accrued liabilities	425,888	387,096
Working capital	940,103	950,471
Capital Expenditures and Uses of Capital
Historically, our capital expenditures consisted of purchases of land, building, building fixtures, laboratory equipment, office equipment, computer hardware and software, leasehold improvements, and production and test equipment. Currently, our capital expenditures primarily include expenditure amounts associated with our Dolby Cinema locations. We continue to invest in S&M and R&D to promote the overall growth of our business and technological innovation.
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
Stock Repurchase Program. Our stock repurchase program was approved in fiscal 2010, and since then we have completed approximately $3.2 billion of stock repurchases under the program.
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. In the second quarter of fiscal 2026, a quarterly dividend of $0.36 per share was paid on our Class A and Class B common stock to eligible stockholders of record. On April 30, 2026, Dolby announced a cash dividend of $0.36 per share of Class A and Class B common stock, payable on May 20, 2026, to stockholders of record as of the close of business on May 12, 2026.
Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the unaudited interim condensed consolidated statements of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).

Operating Activities

	Fiscal Year-To-Date Ended
	March 27, 2026	March 28, 2025
Net cash provided by operating activities	$147,305	$281,676
Net cash provided by operating activities decreased $134.4 million in the fiscal year-to-date period ended March 27, 2026 as compared to the fiscal year-to-date period ended March 28, 2025, primarily due to the following:

Factor	Impact On Cash Flows
Operating assets and liabilities	â	Lower inflows due to higher accounts receivable due to timing of collections in the current year, higher prepaid expenses and other assets, partially offset by higher accounts payable and accrued liabilities
Investing Activities

	Fiscal Year-To-Date Ended
	March 27, 2026	March 28, 2025
Net cash provided by/(used in) investing activities	$(44,842)	$17,754
Net cash provided by investing activities was $62.6 million lower in the fiscal year-to-date period ended March 27, 2026 as compared to the fiscal year-to-date period ended March 28, 2025, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Intangible Assets	â	Higher outflows from the purchase of intangible assets
Proceeds from Sale of Assets Held for Sale	â	Lower inflows from sale of held for sale assets
Proceeds from Sale of Intangible Assets	á	Higher inflows from sale of intangible assets related to the HEVC/VVC program
Financing Activities

	Fiscal Year-To-Date Ended
	March 27, 2026	March 28, 2025
Net cash used in financing activities	$(221,713)	$(122,444)
Net cash used in financing activities was $99.3 million higher in the fiscal year-to-date period ended March 27, 2026 as compared to the fiscal year-to-date period ended March 28, 2025, primarily due to the following:

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
In the second quarter of fiscal 2026, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.
Indemnification Clauses
We are party to certain contractual agreements under which we have agreed to provide indemnification of varying scope and duration to the other party relating to our licensed IP. Since the terms and conditions of the indemnification clauses do not explicitly specify our obligations, we are unable to reasonably estimate the maximum potential exposure for which we could be liable. In addition, we have entered into indemnification agreements with our officers, directors, and certain employees, and our certificate of incorporation and bylaws contain similar indemnification obligations. For additional details regarding indemnification clauses within our contractual agreements, see Note 15 "Commitments and Contingencies" to our unaudited interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of March 27, 2026, we had cash and cash equivalents of $594.3 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $81.7 million, which primarily consisted of equity method investments and equity securities without a readily determinable fair value. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations.
Foreign Currency Exchange Risk
We maintain business operations in foreign countries, most significantly in Australia, China, Germany, Ireland, Poland, and the United Kingdom ("U.K."). Additionally, a portion of our business is conducted outside of the U.S. through subsidiaries with functional currencies other than the U.S. dollar, most notably:
•Australian Dollar
•British Pound
•Chinese Yuan
•Euro
•Polish Zloty
As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our international operations are translated from local currency into U.S. dollars upon consolidation. The majority of our revenue generated from international markets is denominated in U.S. dollars, while the operating expenses of our foreign subsidiaries are predominantly denominated in local currencies. Therefore, our operating expenses will increase when the U.S. dollar weakens against the local currency and decrease when the U.S. dollar strengthens against the local currency. Additionally, foreign exchange rate fluctuations on transactions denominated in currencies other than the functional currency result in gains or losses that are reflected in our unaudited interim condensed consolidated statements of operations. Our foreign operations are subject to the same risks present when conducting business internationally, including, but not limited to, changes in economic conditions and geopolitical climate, differing tax structures, foreign exchange rate volatility, and other regulations and restrictions.
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
The pre-tax losses attributed to the effective portion of cash flow hedges recognized in AOCI was $1.1 million in the second quarter of fiscal 2026 and was $1.2 million in the fiscal year-to-date period ended March 27, 2026. The pre-tax gains attributed to the effective portion of cash flow hedges recognized in AOCI was $1.9 million in the second quarter of fiscal 2025 and was not material in the fiscal year-to-date period ended March 28, 2025.
The pre-tax effective portion of the gains or losses reclassified to the unaudited interim condensed consolidated statements of operations was not material in the second quarters of fiscal 2026 and fiscal 2025, and in the fiscal year-to-date periods ended March 27, 2026 and March 28, 2025.
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

As of March 27, 2026 and September 26, 2025, the total notional amounts of outstanding contracts were $159.7 million and $195.9 million, respectively. As of March 27, 2026, the outstanding derivative instruments had maturities of equal to or less than 6 months.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of March 27, 2026. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $1.7 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $1.7 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various legal proceedings that occasionally arise in the normal course of business activities, including claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our unaudited interim condensed consolidated financial statements, other than the litigation matter discussed in Note 14, "Legal Matters," any such amounts are either immaterial, or it is not probable that a potential loss has been incurred or the amount of loss cannot be reasonably estimated.

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

REVENUE GENERATION
Markets We Target
Changing trends in content distribution and consumption may negatively impact our business. Changing trends in the way that content is distributed and consumed may impact our existing business and future opportunities for growth. One such trend has been the shift by consumers in certain markets away from subscription-based cable and satellite television providers toward streaming services, commonly referred to as "cord-cutting." While cable and satellite television often require a STB, consumers can also access streaming media through smart TVs or DMA devices. As consumers have trended toward canceling subscriptions to traditional cable and satellite providers in favor of streaming media, we have observed declines in demand for STBs in certain regions. While we adjust our strategy and offerings to respond to and anticipate changes to the way content is distributed and consumed, such as licensing our technology to streaming content providers, those efforts may not be successful and our licensing and other businesses may be impacted.
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
In order to increase the value of our technologies in the mobile market and increase OEM and software vendor demand for our decoding technologies, we have worked with online and mobile media content service providers to encode their content with our technologies. However, the online and mobile media content services markets are also characterized by intense competition, evolving industry standards and business and distribution models, disruptive software and hardware technology developments, frequent product and service introductions and short life cycles, and price sensitivity on the part of consumers, all of which may result in downward pressure on pricing or the removal of our technologies by these providers and may result in decreased revenue from our mobile market. Further, macroeconomic conditions such as inflation, trade barriers, international conflicts and geopolitical instability, global health risks, and other factors may adversely impact the ability of our partners to manufacture and distribute mobile devices and consumer demand for mobile devices.
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
Our revenue and associated demand for Dolby Cinema and cinema products are affected by cinema industry and macroeconomic conditions, which are subject to risks including consumer trends and box office performance in general, delays in cinematic releases, the seasonality of film releases and associated moviegoing attendance, discretionary consumer spending, and other events or conditions in the cinema industry. For example, restrictions related to the COVID-19 pandemic and certain entertainment industry labor strikes resulted in reduced cinema attendance and box office receipts in the past. Such disruptions impacted, and potential similar disruptions in the future could potentially impact, revenue generated by Dolby Cinema theaters and exhibitors’ willingness and ability to invest in Dolby Cinema and cinema products. Consolidation among the major motion picture studios may impact the number of films released theatrically and could impart volatility into the timing and number of ticket sales. The trend towards shorter theatrical release windows may also impact ticket sales. Additionally, a portion of our opportunity lies in the China market, which is subject to unique economic and geopolitical risks, including risks posed by tariffs and other trade barriers. Furthermore, future growth of our cinema products offerings also depends upon new theater construction and entering into an equipment replacement cycle whereby previously purchased cinema products are upgraded or replaced. To the extent that such cinema industry and macroeconomic challenges constrain the growth of our Dolby Cinema and cinema products offerings, our revenue may be adversely impacted.
Customers
Our licensing business depends on the incorporation of our technologies into products and the sales of such products, which are, in large part, not within our control. Our licensing businesses depend on OEMs and other licensees to incorporate our technologies into their products. Our license agreements are typically non-exclusive, and frequently do not mandate use of our technologies. Additionally, a small number of our licensees or other customers may represent a significant percentage of our licensing, products, or services revenue. Customer demand for our technologies and products can shift quickly as many of our markets are rapidly evolving. In consumer electronic device markets, our technologies are not mandated and are subject to significant competition, so there is a risk that a large consumer electronic device licensee may reduce or eliminate its use of our technologies. Our revenue will decline if our licensees choose not to incorporate our technologies into their products or if they sell fewer products incorporating our technologies.

Our licensing business depends, in part, on semiconductor manufacturers and the availability of semiconductor components. Our licensing revenue from OEM system licensees depends in large part upon the availability of ICs that implement our technologies. IC manufacturers incorporate our technologies into these ICs, which are then incorporated in consumer entertainment products. We do not manufacture these ICs, but rather depend on IC manufacturers to develop, produce, and then sell them to system licensees in accordance with their agreements. We do not control the IC manufacturers’ decisions on whether or not to incorporate our technologies into their ICs, and we do not control their product development or commercialization efforts. More generally, demand levels and supply chain issues may result in shortages of semiconductor components and other key materials for IC production. Notably, the rapid expansion of data center and artificial intelligence infrastructure has placed pressure on global semiconductor and memory supply chains, leading to tighter capacity allocation, higher costs, and periodic availability constraints for certain electronic components, which has impacted the end markets we serve. Further, the IC manufacturing industry is geographically concentrated and thus can be particularly sensitive to regional and macroeconomic developments that create impediments to IC production. Obstacles to IC production and delivery may adversely impact the ability of our implementation and system licensees and other customers to meet product demand in a timely fashion and lead to other negative impacts for the technology industry, which is in large part dependent on the continued supply of ICs.
Consumer spending weakness may impact our licensees and licensing revenue generally. Weakness in general economic conditions due to inflation, elevated interest rates, lower consumer confidence, tariffs and non-tariff trade barriers, a potential recession, pandemic or other adverse economic conditions and related uncertainty, may suppress consumer demand in our markets and consumers going to the movies. Many of the products in which our technologies are incorporated are discretionary goods, such as PCs, TVs, STBs, video game consoles, AV Receivers, mobile devices, in-car entertainment systems, and home-theater systems, which makes revenue generated by such technologies vulnerable to weakness in consumer spending. Prolonged weakness in consumer spending may also lead to licensees and other customers becoming delinquent on their obligations to us or being unable to pay, resulting in a higher level of write-offs. Weakness in consumer spending may also increase underreporting and non-reporting of royalty-bearing revenue by our licensees as well as increase the unauthorized use of our technologies.
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
Participants may choose alternative technologies within standards. Even when a standards-setting organization incorporates our technologies in a technology standard for a particular market or geographic region, our technologies may not be the sole technologies adopted for that market. Furthermore, different standards may be adopted within a single market or region, and across different markets and regions. Our operating results depend upon participants in that market choosing to adopt our technologies instead of competitive technologies that also may be acceptable under such standard. For example, the continued growth of our revenue from the mobile device market will depend, in part, upon both the continued global adoption of the 3GPP telecommunications standards by the market generally and the choice to use the media codec standards in which we participate such as Extended HE-AAC, where they are one of several accepted industry standards.
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
Royalty Reporting
Reporting practices and uncertainty may result in fluctuations in our royalty revenue from period to period. We recognize a material portion of our licensing revenue based on our estimate of sales of royalty-bearing products. Upon receipt of actual reporting of sales-based royalties, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. Our sales estimates may be based on reports or studies from third parties that may turn out to be inaccurate or incomplete, and that risk may increase when macroeconomic conditions are highly dynamic, which could result in significant variation in the amount of revenue we recognize in a quarter. Additionally, from time to time we reach agreements for retroactive royalties that cover extended periods in the past, such as when an audit of a licensee identifies under‑reporting of royalties or where we have reached a settlement relating to past unlicensed use of our technologies. In certain cases, applicable accounting standards require us to recognize all or a substantial portion of such retroactive royalties as revenue in the period in which the audit or settlement is resolved, which could cause our results of operations to vary materially from quarter to quarter and cause volatility in the price of our Class A common stock.
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
•Evolving consumer and licensee expectations with respect to features and capabilities;
•Evolving industry standards; and
•Technology and product obsolescence.
Our future success depends on our ability to enhance our technologies and products and to develop new technologies and products that address market needs in a timely manner, including the development of technologies and products that incorporate rapidly developing generative artificial intelligence and other artificial intelligence and machine learning technologies ("AI/ML"). Our use of AI/ML technologies in the technology development process is dependent, in part, on foundation models that are developed and provided by other companies. As a result, such models may not continue to be well-suited to our needs or to be available to us on commercially reasonable terms. Technology development is a complex, uncertain process requiring high levels of innovation, highly-skilled engineering and development personnel, and the accurate anticipation of technological and market trends. We may not be able to identify, develop, acquire, market, or support new or enhanced technologies or products on a timely basis, if at all. If we are unable to develop technologies and related intellectual property that are accepted into technology standards, or are unable to do so at the same rate as other technology developers, our royalty share within patent pools that we participate in may decline.
Our efforts to expand into new markets may not be successful. Our future growth will depend, in part, upon our continued expansion into areas beyond our established lines of business. As we enter into new markets, such as licensing our technology to streaming content providers, we will face new sources of competition, new business models, and new customer relationships. In order to be successful in these markets, we will need to cultivate new industry relationships and strengthen existing relationships to bring our products, services, and technologies to market. Our limited experience in new markets could limit our ability to successfully execute on our growth strategy.
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
We seek patent protection for many of our innovations. However, our patent program faces a number of challenges, including:
•Possibility that innovations may not be protectable;
•Failure to protect innovations that later turn out to be important;
•Insufficient patent protection to prevent third parties from designing around our patent claims;
•Our pending patent applications may not be approved;
•Possibility that an issued patent may later be found to be invalid or unenforceable; and
•Patents eventually expire.
Our revenue could decline if we are unable to maintain patent coverage for our technologies. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of March 27, 2026, we had approximately 30,200 issued patents in addition to approximately 6,600 pending patent applications in more than 200 jurisdictions throughout the world. Our currently issued patents expire at various times ranging from 2026 through 2049. If we are unable to refresh our technology with new patented inventions or expand our patent portfolio, our revenue could decline. In addition to patents covering technology we license directly, if patents we license through patent pool arrangements expire or we are otherwise unable to maintain our share of pool royalties, then our revenue could be impacted. Additionally, if the patents licensed through a patent pool arrangement are deemed not to be valuable in the aggregate by the licensees of such patent pool, they may not renew their licenses, which could impact our revenue.
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
Our reliance on suppliers for some of the key materials and components we use in manufacturing our products involves risks, including limited control over the price, timely delivery, and quality of such components, as well as delays caused by military conflicts, including the ongoing conflicts in Russia and Ukraine and in the Middle East, and other potential interruptions to the supply chain. Due to the relatively small volume of components we purchase for use in manufacturing, we purchase such components primarily through distributors. As such, we have relatively limited influence over the suppliers of such components to, for example, ensure continuity of supply. Although we have identified alternate suppliers for most of our key materials and components, any required changes in our suppliers could cause delays in our operations and increase our production costs. In addition, our suppliers may not be able to meet our production demands as to volume, quality, or timeliness. Our ability to source materials and components is also subject to risks from supply chain disruptions due to global shortages, such as those that impact the pricing and availability of memory components and ICs. Avoiding the potential inclusion of “conflict minerals” in the materials used in our products could also affect the sourcing, availability and pricing of such materials as well as the companies we use to manufacture our products.
Due to the bespoke nature of some of the components and products we purchase and relatively low quantities needed, sourcing multiple suppliers for every item we purchase is not practicable. Some of the components that we use to manufacture our products are sole-sourced. Also, the projectors offered as part of our cinema offerings are provided by a single supplier. These sole source suppliers may become unable or unwilling to deliver their products to us at an acceptable cost or at all, which could force us to redesign certain products or locate alternative suppliers. Our inability to obtain timely delivery of key components or projectors of acceptable quality, any significant increases in the prices of such products, or the redesign of our products could result in production delays, increased costs, and reductions in shipments of our offerings.
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
We face threats to the confidentiality, integrity, and availability of our information systems, which could result in disruption of our business, reputational damage, legal exposure, and financial losses. The number and sophistication of cyber attacks and disruptions that companies have experienced has increased in recent years, including computer viruses, malware, ransomware, cyber extortion, social engineering, denial of service, supply chain attacks, and other similar attacks and disruptions, often perpetrated by nation-states or sophisticated cyber criminals. These risks could be elevated in connection with geopolitical conflicts. Measures we have undertaken to protect our information systems may be unsuccessful in deterring or repelling malicious actors. Since techniques used by malicious actors (many of whom are highly sophisticated and well-funded) to access or sabotage networks and computer systems change frequently and often are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could delay our detection and response, or impede the effectiveness of our response, our operations and ability to limit our exposure to third party claims and other potential liability. Attacks on our systems have occurred in the past and may occur, and be successful, in the future. Such risks are also faced by our third party service providers and others, which forms another vector for malicious attacks on our systems and on information of ours stored on our vendors' networks and systems.
We also may suffer data security breaches and the unauthorized access to, misuse or acquisition of, our proprietary business information, personal data, trade secrets or other sensitive and confidential information as the result of intentional or inadvertent breaches or other compromises of our systems, including by our employees or service providers. We rely on information technology systems designed and managed by third parties and sensitive information could potentially be misappropriated by third party service providers or others who may inappropriately access or exfiltrate that information from a third party service provider's system. Any data security breach or other incident, whether external or internal in origin, could compromise our networks and systems, create system disruptions or slowdowns and exploit security vulnerabilities of our products. Disruptions to our information technology systems, whether due to security breaches, network outages, or other causes, could also disrupt our work and ability to communicate. Furthermore, a data security breach or other incident can result in the information stored on our networks and systems, or our vendors' networks and systems, being improperly accessed or acquired, publicly disclosed, lost, stolen, modified, made unavailable, or otherwise processed without authorization. Any such breach or other incident, or the perception any has occurred, could subject us to demands, litigation, and liability to our customers, suppliers, business partners and others, as well as regulatory investigations and other proceedings, fines, penalties, and other liabilities, and brand and reputational damage. We make efforts to detect and investigate such attempts and incidents and to prevent their recurrence where practicable through changes to our internal processes and tools, but in some cases preventive and remedial action might not be sufficient or successful.
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

COMPETITION
The markets for our technologies are highly competitive. The markets for our technologies are highly competitive, and we face competitive threats and pricing pressure in our markets. Consumers may perceive the quality of the visual and audio experiences produced by some of our competitors’ technologies to be equivalent or superior to the sight and sound experiences produced by our technologies. Some of our current or future competitors may have significantly greater financial, technical, marketing, and other resources than we do, or may have more experience or advantages in the markets in which they compete. These competitors may also be able to offer integrated systems in markets for entertainment technologies on a royalty-free basis or at a lower price than our technologies, including audio, imaging, and other technologies, which could make competing technologies that we develop less attractive. Competitors may also be able to develop and market new technologies that render our existing or future products less competitive. For example, advances in AI/ML may enable competitors to develop competing technologies more rapidly and with fewer resources, or to develop products that incorporate AI/ML in a way that makes them more effective, than has historically been possible. Such use of disruptive technologies could significantly alter the market for our products in unpredictable ways.
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
We face competition from other audio formats, imaging solutions, and integrated system offerings. We believe that the success we have had licensing our audio and imaging technologies is due, in part, to the high quality of the solutions that our technologies provide, our success in fostering content and device ecosystems, and to the strength of our brand. However, both free and proprietary sound and imaging technologies are becoming increasingly prevalent, and we expect competitors to continue to enter these fields with other offerings. Furthermore, to the extent that customers perceive our competitors’ products or open source alternatives as providing the same or similar advantages as our technologies for free or at lower prices, there is a risk that these customers may treat sound and video encoding technologies as commodities, resulting in loss of status of our technologies, decline in their use, and significant pricing pressure. For example, we face competition with respect to our immersive audio technology, Dolby Atmos, from open source and proprietary alternatives. While Dolby Atmos provides certain advantages over the alternatives, consumers and device makers may prefer those alternatives, which would impact our revenue and results of operations.
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
Our M&A activity is subject to certain risks, including risks associated with integrating acquired businesses. We evaluate a wide array of possible strategic transactions, including acquisitions. We consider these types of transactions as part of our efforts to strengthen our existing lines of business and to expand into new markets and lines of business. Although we cannot predict whether or not we will complete any such acquisitions or other transactions in the future, any of these transactions could be significant in relation to the size and scale of our business. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, and write-offs of goodwill. Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all, particularly during times of market volatility, elevated interest rates, and general economic instability. Also, the anticipated benefits of our acquisitions may not materialize. Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different geographies, cultures, and languages; currency risks; and risks associated with the economic, political, and regulatory environment in specific countries.
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
LEGAL AND REGULATORY COMPLIANCE
Conducting business internationally presents a number of risks to our business, including trade restrictions and changing, unpredictable, and/or inconsistent laws in the jurisdictions in which we operate. We are dependent on international sales for a substantial amount of our total revenue. Approximately 53% and 58% of our revenue was derived outside of the U.S. in the fiscal year-to-date periods ended March 27, 2026 and March 28, 2025, respectively. We are subject to a number of risks related to conducting business internationally, including:
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
•Compliance with multi-jurisdictional data protection, privacy, and AI laws, including, for example, the European Union's General Data Protection Regulation, restrictions on transferring personal data outside of a jurisdiction, and the Artificial Intelligence Act which could potentially impact our development of products incorporating AI/ML or the use of AI/ML tools in our business; and
•The global macroeconomic environment and potential slowing of key markets we serve.
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
Changes in tax laws and regulations in the countries in which we operate, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, may affect our results of operations. For example, in July 2025 budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (the “OBBBA”), was signed into law. The OBBBA contains several changes to corporate taxation rules which may affect our business.
In addition, the Organization of Economic Cooperation and Development (“OECD”), an international association of many countries including the U.S., has made changes to many long-standing transfer pricing and cross-border taxation rules that affect our operations. The OECD introduced a framework to implement a 15% global minimum corporate tax, referred to as Pillar 2 or the minimum tax directive which has been adopted by the EU and other foreign jurisdictions. Further, the OECD, European Commission, EU Member States and other individual countries are contemplating additional changes to long-standing tax principles. To the extent these developments impact actions by tax jurisdictions in which we operate, it is possible that these and future law changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.
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

STOCK-RELATED ISSUES
The Dolby family has control over stockholder decisions as a result of the control of a majority of the voting power of our outstanding common stock by them and their affiliates. As of March 27, 2026, the Dolby family and their affiliates owned 249,435 shares of our Class A common stock and 34,197,733 shares of our Class B common stock. As of March 27, 2026, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 84.9% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
GENERAL RISK FACTORS
Macroeconomic conditions, including inflation, elevated interest rates, and supply chain constraints have impacted and may continue to impact the markets we serve and our business and results of operations. Our revenue and operations and the markets we serve have been, and may continue to be, impacted by macroeconomic conditions, including but not limited to, inflation, elevated interest rates, supply chain constraints including shortages of memory and semiconductor materials an components, increased shipping costs, tariffs and changes in international trade relations, international conflicts and geopolitical instability, reduced discretionary consumer spending, and reduced new product investment by our customers caused by elevated interest rates and lower demand. The current macroeconomic environment has negatively impacted, and may continue to negatively impact, many of our licensees and that directly impacts, and may continue to impact, our financial results. The impacts of the current macroeconomic environment on our partners have resulted in, and may continue to cause, the disruption of consumer products' supply chains, and delays in shipments, product development, and product launches. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, we may be negatively impacted by delays in transaction cycles and our recoveries efforts due to the noted macroeconomic conditions and related uncertainty. The future implications of these macroeconomic conditions on our business, the markets we serve, results of operations and overall financial position remain uncertain.
Adverse changes to tariffs, trade agreements, and trade policies may have a negative effect on our business and results of operations. The U.S. and other countries in our supply chain or in which we have sales have imposed and may impose additional tariffs and other trade regulations, or may adversely adjust prevailing tariff levels and other trade restrictions. We rely on contract manufacturers and component suppliers, some of which are located outside of the U.S., and we export our products to and license our technology in foreign countries. As such, tariffs or other trade barriers could, directly or indirectly, increase the cost or time required to produce or deliver our products and may increase the costs associated with licensing our technology. Our results may also be impacted indirectly by the imposition of tariffs and other trade barriers on our customers and licensees. If the cost to manufacture products that incorporate our technology, such as consumer electronics or cars, is increased as a result of tariffs, it may exert general pricing pressure which could lead manufacturers to discontinue including our technology in their products or to seek price reductions. If the costs or lead times associated with exporting licensees’ products or the components thereof result in higher prices or longer lead times for end consumers, sales of those products may decrease and thus royalty payments to us based on unit shipments may decrease. More generally, the imposition of tariffs and the outbreak of a trade war may lead to general negative economic effects, such as decreased consumer demand, recession or the elevated risk of recession, or higher inflationary pressures, which could adversely impact our business and results of operations.
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
Business interruptions by natural disasters and other events beyond our control could adversely impact our business. Although we maintain crisis management plans, our business operations are subject to interruption by natural disasters and catastrophic events beyond our control, including, but not limited to, earthquakes, hurricanes, floods, tsunamis, fires, public health issues and pandemics, severe changes in climate, war, terrorism, and geopolitical unrest and uncertainties. Further, outbreaks of pandemic diseases, or the fear of such events, could provoke (and, in the case of COVID-19, did provoke) responses, including government-imposed travel restrictions and limits on access to entertainment venues. These responses could negatively affect consumer demand and our business, particularly in international markets. War, including the military conflicts between Russia and Ukraine and in the Middle East, as well as any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy and supply chain, could also affect our business.
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
The following table provides information regarding our share repurchases made under the program during the second quarter of fiscal 2026:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
December 27, 2025 - January 23, 2026	—	—	—	$206.6 million
January 24, 2026 - February 20, 2026	428,180	$65.03	428,180	$178.7 million
February 21, 2026 - March 27, 2026	582,720	$63.76	582,720	$141.6 million
Total	1,010,900		1,010,900

(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program as of the end of the applicable period and excludes commission costs.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ending March 27, 2026, the following directors and officers, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408, as follows:
On February 3, 2026, John Couling, our Senior Vice President, Entertainment, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 90,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 3, 2027, or earlier if all transactions under the trading arrangement are completed.
On February 10, 2026, Robert Park, our Senior Vice President and Chief Financial Officer, amended his previously reported Rule 10b5-1 trading arrangement adopted August 26, 2025. The amended plan is intended to satisfy the affirmative defense in Rule 10b5-1(c) and provides that Mr. Park may sell up to 4,895 shares of Class A common stock. The duration of the amended trading arrangement is until February 10, 2027, or earlier if all transactions under the trading arrangement are completed.
On March 10, 2026, Kevin Yeaman, our Chief Executive Officer, President, and a member of our Board of Directors, terminated his previously reported Rule 10b5-1 trading arrangement adopted November 26, 2025.
No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ending March 27, 2026.

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
Date: April 30, 2026

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)