Form 10-Q
period 2026-06-26
Dolby Laboratories, Inc.
filed 2026-07-30
CIK 1308547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On July 24, 2026, the registrant had 59,416,894 shares of Class A common stock, par value $0.001 per share, and 34,251,901 shares of Class B common stock, par value $0.001 per share, outstanding.

DOLBY LABORATORIES, INC.
FORM 10-Q
For the Fiscal Quarter Ended June 26, 2026

GLOSSARY OF TERMS
The following table summarizes certain terms and abbreviations that may be used within the text of this report:

Abbreviation	Term
AAC	Advanced Audio Coding
AFS	Available-For-Sale (Securities)
AOCI	Accumulated Other Comprehensive Income (Loss)
APIC	Additional Paid In-Capital
ARPU	Average Revenue Per Unit
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVC	Advanced Video Coding
AVR	Audio/Video Receiver
CE	Consumer Electronics
CES	Consumer Electronics Show
CODM	Chief Operating Decision Maker
COSO	Committee of Sponsoring Organizations (of the Treadway Commission)
DD	Dolby Digital®
DD+	Dolby Digital Plus™
DMA	Digital Media Adapter
DVD	Digital Versatile Disc
EPS	Earnings Per Share
ESP	Estimated Selling Price
ESPP	Employee Stock Purchase Plan
ETSI	European Telecommunication Standards Institute
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
G&A	General and Administrative
HDR	High-Dynamic Range
HE-AAC	High Efficiency Advanced Audio Coding
HEVC	High Efficiency Video Coding
IC	Integrated Circuit
IBR	Incremental Borrowing Rate
IEC	International Electrotechnical Commission
IP	Intellectual Property
ISO	International Organization for Standardization
ITU	International Telecommunication Union
LP	Limited Partner/Partnership
NOL	Net Operating Loss
OECD	Organization For Economic Co-Operation and Development
OEM	Original Equipment Manufacturer
OTT	Over-The-Top
PC	Personal Computer
PCS	Post-Contract Support
PLF	Premium Large Format
PP&E	Property, Plant, and Equipment
PSO	Performance-Based Stock Option
PSU	Performance-Based Restricted Stock Unit
R&D	Research and Development
ROU	Right-Of-Use
RSU	Restricted Stock Unit
S&M	Sales and Marketing
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
STB	Set-Top Box
TSR	Total Stockholder Return
U.S. GAAP	Generally Accepted Accounting Principles in the United States
VDP	Video Distribution Program
VVC	Versatile Video Coding

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 26, 2026	September 26, 2025
ASSETS
Current assets:
Cash and cash equivalents	$669,394	$701,893
Restricted cash	69,492	91,468
Short-term investments	652	703
Accounts receivable, net of allowance for credit losses of $9,593 and $7,221	285,148	331,096
Contract assets, net of allowance for credit losses of $94 and $101	206,881	180,804
Inventories, net	30,768	30,424
Prepaid expenses and other current assets	63,706	51,873
Total current assets	1,326,041	1,388,261
Long-term investments	86,437	80,205
Property, plant, and equipment, net	459,115	470,608
Operating lease right-of-use assets	42,401	33,204
Intangible assets, net	382,434	397,057
Goodwill	528,343	529,900
Deferred taxes	213,171	214,361
Other non-current assets	118,660	114,164
Total assets	$3,156,602	$3,227,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,470	$17,840
Accrued liabilities	360,407	369,256
Income taxes payable	—	8,928
Contract liabilities	33,593	31,382
Operating lease liabilities	9,859	10,384
Total current liabilities	416,329	437,790
Non-current contract liabilities	23,463	29,687
Non-current operating lease liabilities	37,591	28,494
Other non-current liabilities	86,504	99,843
Total liabilities	563,887	595,814

Commitments and Contingencies (See Note 15)

Stockholders’ equity:
Class A, $0.001 par value, one vote per share, 500,000,000 shares authorized: 59,393,554 shares issued and outstanding as of June 26, 2026 and 60,802,616 as of September 26, 2025	52	54
Class B, $0.001 par value, ten votes per share, 500,000,000 shares authorized: 34,251,901 shares issued and outstanding as of June 26, 2026 and 34,660,045 as of September 26, 2025	40	40
Retained earnings	2,598,923	2,634,980
Accumulated other comprehensive loss	(15,468)	(12,517)
Total stockholders’ equity – Dolby Laboratories, Inc.	2,583,547	2,622,557
Noncontrolling interest	9,168	9,389
Total stockholders’ equity	2,592,715	2,631,946
Total liabilities and stockholders’ equity	$3,156,602	$3,227,760
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Revenue:
Licensing	$282,351	$289,905	$974,367	$966,390
Products and services	22,644	25,641	72,964	75,716
Total revenue	304,995	315,546	1,047,331	1,042,106

Cost of revenue:
Cost of licensing	22,718	21,713	67,523	62,508
Cost of products and services	17,601	22,289	60,735	58,105
Total cost of revenue	40,319	44,002	128,258	120,613

Gross profit	264,676	271,544	919,073	921,493

Operating expenses:
Research and development	65,749	65,982	198,477	194,327
Sales and marketing	85,071	86,163	272,786	270,191
General and administrative	75,585	72,307	221,783	212,814
Restructuring charges/(credits)	3,955	(547)	16,605	8,879
Total operating expenses	230,360	223,905	709,651	686,211

Operating income	34,316	47,639	209,422	235,282

Other income/(expense):
Interest income/(expense), net	3,453	4,111	12,595	10,316
Other income, net	6,033	3,766	13,086	16,219
Total other income	9,486	7,877	25,681	26,535

Income before income taxes	43,802	55,516	235,103	261,817
Provision for income taxes	(14,588)	(8,974)	(56,754)	(54,979)
Net income including noncontrolling interest	29,214	46,542	178,349	206,838
Less: net income attributable to noncontrolling interest	(612)	(471)	(1,505)	(1,152)
Net income attributable to Dolby Laboratories, Inc.	$28,602	$46,071	$176,844	$205,686

Net income per share:
Basic	$0.30	$0.48	$1.86	$2.14
Diluted	$0.30	$0.48	$1.84	$2.11
Weighted-average shares outstanding:
Basic	94,242	95,897	94,975	95,947
Diluted	94,518	96,900	95,859	97,537

Related party rent expense:
Included in net income attributable to noncontrolling interest	$79	$71	$235	$213

Cash dividend declared per common share	$0.36	$0.33	$1.08	$0.99
Cash dividend paid per common share	$0.36	$0.33	$1.08	$0.99
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net income including noncontrolling interest	$29,214	$46,542	$178,349	$206,838
Other comprehensive income/(loss):
Currency translation adjustments gains/(losses), net of tax benefit/(expense) of $0, $0, $0, and $0	(2,791)	12,982	(2,176)	4,392
Unrealized gains/(losses) on investments, net of tax benefit/(expense) of $0, $0, $5, and $0	—	(69)	5	(77)
Unrealized gains/(losses) on cash flow hedges, net of tax benefit/(expense) of $65, ($433), $72, and ($354)	(451)	1,706	(866)	1,432
Total other comprehensive income/(loss), net of tax	(3,242)	14,619	(3,037)	5,747

Total comprehensive income	25,972	61,161	175,312	212,585
Less: comprehensive income attributable to noncontrolling interest	(562)	(636)	(1,419)	(1,236)
Comprehensive income attributable to Dolby Laboratories, Inc.	$25,410	$60,525	$173,893	$211,349
See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other ComprehensiveLoss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of March 27, 2026	$93	$—	$2,630,175	$(12,276)	$2,617,992	$9,140	$2,627,132
Net income	—	—	28,602	—	28,602	612	29,214
Other comprehensive loss, net of tax	—	—	—	(3,192)	(3,192)	(50)	(3,242)
Distributions to noncontrolling interest	—	—	—	—	—	(534)	(534)
Stock-based compensation expense	—	30,964	—	—	30,964	—	30,964
Capitalized stock-based compensation expense	—	186	—	—	186	—	186
Repurchase of common stock	(1)	(39,127)	(25,869)	—	(64,997)	—	(64,997)
Excise tax on common stock repurchases	—	(524)	—	—	(524)	—	(524)
Cash dividends declared and paid on common stock	—	—	(33,985)	—	(33,985)	—	(33,985)
Common stock issued under employee stock plans	—	9,392	—	—	9,392	—	9,392
Tax withholdings on vesting of restricted stock	—	(891)	—	—	(891)	—	(891)
Balance as of June 26, 2026	$92	$—	$2,598,923	$(15,468)	$2,583,547	$9,168	$2,592,715

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of September 26, 2025	$94	$—	$2,634,980	$(12,517)	$2,622,557	$9,389	$2,631,946
Net income	—	—	176,844	—	176,844	1,505	178,349
Other comprehensive loss, net of tax	—	—	—	(2,951)	(2,951)	(86)	(3,037)
Distributions to noncontrolling interest	—	—	—	—	—	(1,640)	(1,640)
Stock-based compensation expense	—	98,883	—	—	98,883	—	98,883
Capitalized stock-based compensation expense	—	390	—	—	390	—	390
Repurchase of common stock	(3)	(89,756)	(110,242)	—	(200,001)	—	(200,001)
Excise tax on common stock repurchases	—	(1,088)	—	—	(1,088)	—	(1,088)
Cash dividends declared and paid on common stock	—	—	(102,659)	—	(102,659)	—	(102,659)
Common stock issued under employee stock plans	2	24,683	—	—	24,685	—	24,685
Tax withholdings on vesting of restricted stock	(1)	(33,112)	—	—	(33,113)	—	(33,113)
Balance as of June 26, 2026	$92	$—	$2,598,923	$(15,468)	$2,583,547	$9,168	$2,592,715

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of March 28, 2025	$95	$—	$2,601,552	$(27,978)	$2,573,669	$9,350	$2,583,019
Net income	—	—	46,071	—	46,071	471	46,542
Other comprehensive income, net of tax	—	—	—	14,454	14,454	165	14,619
Distributions to noncontrolling interest	—	—	—	—	—	(468)	(468)
Stock-based compensation expense	—	30,728	—	—	30,728	—	30,728
Capitalized stock-based compensation expense	—	82	—	—	82	—	82
Repurchase of common stock	—	(42,164)	2,173	—	(39,991)	—	(39,991)
Cash dividends declared and paid on common stock	—	—	(31,633)	—	(31,633)	—	(31,633)
Common stock issued under employee stock plans	—	12,557	—	—	12,557	—	12,557
Tax withholdings on vesting of restricted stock	(1)	(1,203)	—	—	(1,204)	—	(1,204)
Balance as of June 27, 2025	$94	$—	$2,618,163	$(13,524)	$2,604,733	$9,518	$2,614,251

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity - Dolby Laboratories, Inc.	Noncontrolling Interest	Total Stockholders' Equity
Balance as of September 27, 2024	$94	$—	$2,496,255	$(19,187)	$2,477,162	$9,731	$2,486,893
Net income	—	—	205,686	—	205,686	1,152	206,838
Other comprehensive income, net of tax	—	—	—	5,663	5,663	84	5,747
Distributions to noncontrolling interest	—	—	—	—	—	(1,449)	(1,449)
Stock-based compensation expense	—	97,462	—	—	97,462	—	97,462
Capitalized stock-based compensation expense	—	233	—	—	233	—	233
Repurchase of common stock	(1)	(101,238)	11,249	—	(89,990)	—	(89,990)
Cash dividends declared and paid on common stock	—	—	(95,010)	—	(95,010)	—	(95,010)
Common stock issued under employee stock plans	2	38,679	—	—	38,681	—	38,681
Tax withholdings on vesting of restricted stock	(1)	(35,136)	(17)	—	(35,154)	—	(35,154)
Balance as of June 27, 2025	$94	$—	$2,618,163	$(13,524)	$2,604,733	$9,518	$2,614,251

See accompanying notes to unaudited interim condensed consolidated financial statements

DOLBY LABORATORIES, INC.
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Fiscal Year-To-Date Ended
	June 26, 2026	June 27, 2025
Operating activities:
Net income including noncontrolling interest	$178,349	$206,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,842	65,829
Stock-based compensation	98,883	97,462
Amortization of operating lease right-of-use assets	7,889	8,193
Provision for credit losses	4,244	2,582
Deferred income taxes	1,542	(9,146)
Share of net income of equity method investees, net of cash distributions	(7,602)	1,845
Other non-cash items affecting net income	(1,289)	(429)
Changes in operating assets and liabilities:
Accounts receivable, net	1,489	15,234
Contract assets, net	(28,442)	(6,902)
Inventories	6,512	4,020
Operating lease right-of-use assets	(17,547)	(1,717)
Prepaid expenses and other assets	(31,999)	28,003
Accounts payable and accrued liabilities	35,611	(48,979)
Income taxes, net	(2,771)	1,895
Contract liabilities	1,620	(1,061)
Operating lease liabilities	9,036	(8,237)
Other non-current liabilities	(11,600)	(6,063)
Net cash provided by operating activities	314,767	349,367

Investing activities:
Proceeds from sales of marketable securities	—	15,911
Proceeds from sale of assets held for sale	—	16,881
Purchases of property, plant, and equipment	(28,681)	(20,104)
Business combinations, net of cash and restricted cash acquired, and other related payments	—	(1,362)
Purchases of intangible assets	(42,575)	—
Proceeds from sale of intangible assets	16,623	—
Net cash provided by/(used in) investing activities	(54,633)	11,326

Financing activities:
Proceeds from issuance of common stock	24,685	38,681
Repurchase of common stock	(200,001)	(89,990)
Payment of excise tax on repurchase of common stock	—	(261)
Payment of cash dividend	(102,659)	(95,010)
Distributions to noncontrolling interest	(1,640)	(1,449)
Shares repurchased for tax withholdings on vesting of restricted stock	(33,113)	(35,154)
Net cash used in financing activities	(312,728)	(183,183)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,881)	1,302
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(54,475)	178,812
Cash, cash equivalents, and restricted cash at beginning of period	793,361	577,752
Cash, cash equivalents, and restricted cash at end of period	$738,886	$756,564

Supplemental disclosure:
Cash paid for income taxes, net of refunds received	$57,327	$58,520

Non-cash investing activities and financing activities:
Change in property, plant, and equipment purchased, unpaid at period-end	$(1,512)	$10,738
Accrual of unpaid stock repurchase excise tax	1,088	—
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
The results for the fiscal quarter and fiscal year-to-date period ended June 26, 2026 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending September 25, 2026.
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
Fiscal Year

Our fiscal year is a 52 or 53 week period ending on the last Friday in September. The fiscal periods presented herein include the 13 week period ended June 26, 2026 and June 27, 2025. Our fiscal years ending September 25, 2026 (fiscal 2026) and September 26, 2025 (fiscal 2025) each consist of 52 weeks.

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
Recently Issued Accounting Standards
Standards Not Yet Effective
Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires further enhancement of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU will be effective for our annual period beginning September 27, 2025, and requires prospective application with the option to apply the standard retrospectively. We will begin including the enhanced income tax disclosures on a prospective basis within the Form 10-K for the year ended September 25, 2026, but do not expect the standard’s adoption to have a material impact on the consolidated financial statements.
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
Environmental Credits and Environmental Credit Obligations. In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. This standard will be effective for Dolby's annual period beginning September 30, 2028, including interim periods within that annual period, and required to be adopted retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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
Sales-based licensing fees. In our royalty bearing licensing agreements with OEMs, control is transferred upon the later of contract execution or the contract’s effective date. We apply the royalty exception, which requires that we recognize sales-based royalties when the sales occur based on our estimates. These estimates involve the use of historical data and judgment for several key attributes including industry estimates of expected shipments, the percentage of markets using our technologies, and average sale prices. Generally, our estimates represent the current period’s shipments for which we expect our licensees to submit royalty statements within the following two quarters. Upon receipt of royalty statements from the licensees with the actual reporting of sales-based royalties that we estimated previously, we record a favorable or unfavorable adjustment based on the difference, if any, between estimated and actual sales. In the third quarter of fiscal 2026, we recorded a favorable adjustment of approximately $1 million, primarily related to shipments that occurred in the prior two quarters, and is largely based on actual royalty statements received from licensees that differed from our estimates.

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
Deferred revenue, which is a component of contract liabilities, represents amounts that are ultimately expected to be recognized as revenue, but for which we have yet to satisfy the performance obligation. As of June 26, 2026, we had $57.1 million of remaining performance obligations, 25% of which we expect to recognize as revenue in fiscal 2026, 38% in fiscal 2027, and the balance of 37% in fiscal years beyond 2027.
F.Disaggregation of Revenue
The following table presents a summary of the composition of our revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	June 26, 2026		June 27, 2025		June 26, 2026		June 27, 2025
Licensing	$282,351	93%	$289,905	92%	$974,367	93%	$966,390	93%
Products and services	22,644	7%	25,641	8%	72,964	7%	75,716	7%
Total revenue	$304,995	100%	$315,546	100%	$1,047,331	100%	$1,042,106	100%
The following table presents the composition of our licensing revenue for all periods presented (in thousands, except percentage amounts):

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Market	June 26, 2026		June 27, 2025		June 26, 2026		June 27, 2025
Broadcast	$106,579	38%	$111,286	38%	$326,041	33%	$321,297	33%
Mobile	51,010	18%	56,295	19%	220,199	23%	217,942	23%
CE	31,506	11%	28,071	10%	118,057	12%	115,668	12%
PC	28,343	10%	33,589	12%	116,523	12%	123,247	13%
Other	64,913	23%	60,664	21%	193,547	20%	188,236	19%
Total licensing revenue	$282,351	100%	$289,905	100%	$974,367	100%	$966,390	100%
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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Geographic Location	June 26, 2026		June 27, 2025		June 26, 2026		June 27, 2025
United States	$104,207	34%	$89,825	28%	$453,469	43%	$392,319	38%
International	200,788	66%	225,721	72%	593,862	57%	649,787	62%
Total revenue	$304,995	100%	$315,546	100%	$1,047,331	100%	$1,042,106	100%
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
Our contract liabilities consist of payments and billings in advance of performance, typically satisfied within one year. The non-current portion of contract liabilities is separately disclosed in our unaudited interim condensed consolidated balance sheets. We present the net contract asset or liability when we have both contract assets and contract liabilities for a single contract. We recognized $5.2 million in the third quarter of fiscal 2026 and $26.9 million in the fiscal year-to-date period ended June 26, 2026 from prior period deferred revenue, respectively.
The following table presents a summary of the balances to which contract assets and liabilities related to revenue are recorded for all periods presented (in thousands, except percentage amounts):

	June 26, 2026	September 26, 2025	Change ($)	Change (%)
Accounts receivable, net	$285,148	$331,096	$(45,948)	(14)%
Contract assets, net	206,881	180,804	26,077	14%
Contract liabilities - current	33,593	31,382	2,211	7%
Contract liabilities - non-current	23,463	29,687	(6,224)	(21)%

4. Composition of Certain Financial Statement Captions
The following tables present detailed information from our unaudited interim condensed consolidated balance sheets as of June 26, 2026 and September 26, 2025 (in thousands).
Accounts Receivable and Contract Assets

	June 26, 2026	September 26, 2025
Trade accounts receivable	$151,489	$186,221
Accounts receivable from patent administration program licensees	143,252	152,096
Contract assets	206,975	180,905
Accounts receivable and contract assets, gross	501,716	519,222
Less: allowance for credit losses on accounts receivable and contract assets	(9,687)	(7,322)
Total accounts receivable and contract assets, net	$492,029	$511,900
Accounts receivable as of June 26, 2026 and September 26, 2025, respectively, includes unbilled accounts receivable balances of $120.5 million and $173.5 million, related to amounts that are contractually owed. The unbilled balance represents our unconditional right to consideration related to fixed fee contracts which we are entitled to as a result of satisfying, or partially satisfying, performance obligations, as well as Via's unconditional right to consideration related to its patent administration programs.

Allowance for Credit Losses	Beginning Balance	Charges to S&M and G&A	Deductions	Ending Balance
For fiscal year-to-date period ended:
September 26, 2025	$6,836	$2,434	$(988)	$8,282
June 26, 2026	8,282	4,244	(1,950)	10,576
Allowance for credit losses includes the provision for estimated credit losses on our sales-type leases, which was not material as of June 26, 2026 and September 26, 2025.
Inventories

	June 26, 2026	September 26, 2025
Raw materials	$5,908	$4,254
Work in process	2,949	4,187
Finished goods	21,911	21,983
Total inventories	$30,768	$30,424
Inventories are stated at the lower of cost and net realizable value. Inventory with a consumption period expected to exceed twelve months is recorded within other non-current assets in our unaudited interim condensed consolidated balance sheets. We have included $3.9 million and $7.5 million of inventory within non-current assets as of June 26, 2026 and September 26, 2025, respectively. Based on anticipated inventory consumption rates, and aside from existing write-downs due to excess inventory, we do not believe that material risk of obsolescence exists prior to ultimate sale.
Prepaid Expenses and Other Current Assets

	June 26, 2026	September 26, 2025
Prepaid expenses	$24,976	$28,006
Other current assets	38,730	23,867
Total prepaid expenses and other current assets	$63,706	$51,873

Accrued Liabilities

	June 26, 2026	September 26, 2025
Amounts payable to patent administration program partners	$115,893	$166,315
Accrued compensation and benefits	92,762	106,579
Accrued professional fees	30,498	21,165
Unpaid property, plant, and equipment additions	3,977	3,439
Accrued customer refunds	5,800	4,218
Accrued market development funds	5,428	2,578
Other accrued liabilities (1)	106,049	64,962
Total accrued liabilities	$360,407	$369,256
(1)        Includes a $34.5 million litigation accrual. Refer to Note 14 "Legal Matters" for additional information.
Other Non-Current Liabilities

	June 26, 2026	September 26, 2025
Supplemental retirement plan obligations	$5,587	$5,315
Non-current tax liabilities (1)	50,637	46,159
Other liabilities	30,280	48,369
Total other non-current liabilities	$86,504	$99,843
(1)        Refer to Note 12 "Income Taxes" for additional information related to our tax liabilities.

5. Investments and Fair Value Measurements
Our cash equivalents consist of highly-liquid money market funds. Our short-term and long-term investments primarily consist of equity method investments and equity securities without a readily determinable fair value. Our mutual fund investments held in our SERP are classified as trading securities. Derivative contracts are used to hedge currency risk, and these are carried at fair value and classified as other current assets, other non-current assets, and accrued liabilities in the unaudited interim condensed consolidated balance sheets.
Our cash and investment portfolio consisted of the following (in thousands):

	June 26, 2026
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$667,740	$—	$—	$667,740	$667,740	$—	$—
Cash equivalents:
Money market funds	1,654	—	—	1,654	1,654	—	—
Cash and cash equivalents	669,394	—	—	669,394	669,394	—	—

Short-term investments:
Marketable equity securities	652	—	—	652	652	—	—
Short-term investments	652	—	—	652	652	—	—

Long-term investments:
Other investments	86,437	—	—	86,437	—	—	—
Long-term investments	86,437	—	—	86,437	—	—	—

Total cash, cash equivalents, and investments	$756,483	$—	$—	$756,483	$670,046	$—	$—

Investments held in supplemental retirement plan:
Assets	$5,685	$—	$—	$5,685	$5,685	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$5,685	$—	$—	$5,685	$5,685	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$484	$—	$484	$—	$484	$—
Liabilities: Included in other accrued liabilities	—	—	(290)	(290)	—	(290)	—

	September 26, 2025
	Cost	Unrealized			Estimated Fair Value
		Gains	Losses	Total	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash	$529,422	$—	$—	$529,422	$529,422	$—	$—
Cash equivalents:
Money market funds	172,471	—	—	172,471	172,471	—	—
Cash and cash equivalents	701,893	—	—	701,893	701,893	—	—

Short-term investments:
Marketable equity securities	703	—	—	703	703	—	—
Short-term investments	703	—	—	703	703	—	—

Long-term investments:
Other investments	80,205	—	—	80,205	—	—	—
Long-term investments	80,205	—	—	80,205	—	—	—

Total cash, cash equivalents, and investments	$782,801	$—	$—	$782,801	$702,596	$—	$—

Investments held in supplemental retirement plan:
Assets	$5,413	$—	$—	$5,413	$5,413	$—	$—
Included in prepaid expenses and other current assets and other non-current assets
Liabilities	$5,413	$—	$—	$5,413	$5,413	$—	$—
Included in accrued liabilities and other non-current liabilities

Currency derivatives as hedge instruments:
Assets: Included in other current assets	$—	$1,442	$—	$1,442	$—	$1,442	$—
Assets: included in other non-current assets	—	111	—	111	—	111	—
Liabilities: Included in other accrued liabilities	—	—	(48)	(48)	—	(48)	—
Equity Securities
Our equity securities primarily consist of our equity method investments, including our equity method investment in Access Advance LLC ("Access Advance"), of $74.7 million and $68.5 million as of June 26, 2026 and September 26, 2025, respectively, and equity securities without a readily determinable fair value, valued at $11.8 million and $11.8 million as of June 26, 2026 and September 26, 2025, respectively. The equity method investments and equity securities without a readily determinable fair value are recorded within long-term investments in our unaudited interim condensed consolidated balance sheets.
The equity method investments are regularly assessed for impairment, and in the case of an impairment, we adjust the carrying value of our investment. Our share of our equity method investees' net income or loss is included in Other income/(expense) on the unaudited interim condensed consolidated statements of operations. Our share of our equity method investees' net income was $5.7 million in the third quarter of fiscal 2026 and was $3.7 million in the third quarter of fiscal 2025. Our share of our equity method investees' net income was $14.1 million in the fiscal year-to-date period ended June 26, 2026 and was $17.1 million in the fiscal year-to-date period ended June 27, 2025.
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

Cash Equivalents Maturities
The following table summarizes the amortized cost and estimated fair value of our cash equivalents as of June 26, 2026 and September 26, 2025, which are recorded within cash and cash equivalents in our unaudited interim condensed consolidated balance sheets (in thousands):

	June 26, 2026		September 26, 2025
Range of maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within 1 year	$1,654	$1,654	$172,471	$172,471
Due in 1 to 2 years	—	—	—	—
Due in 2 to 5 years	—	—	—	—
Total	$1,654	$1,654	$172,471	$172,471

6. Property, Plant, and Equipment
PP&E are recorded at cost, with depreciation expense included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations.
As of June 26, 2026 and September 26, 2025, PP&E consisted of the following (in thousands):

Property, Plant, and Equipment	June 26, 2026	September 26, 2025
Land	$41,995	$42,021
Buildings and building improvements	291,839	290,920
Leasehold improvements	56,483	84,605
Machinery and equipment	157,138	163,382
Computer equipment and software	196,956	195,521
Furniture and fixtures	30,163	31,476
Equipment provided under operating leases	256,156	234,426
Construction-in-progress	38,931	36,181
Property, plant, and equipment, gross	1,069,661	1,078,532
Less: accumulated depreciation	(610,546)	(607,924)
Property, plant, and equipment, net	$459,115	$470,608

7. Leases
As Lessee
As a lessee, we enter into contracts to access and utilize office space, including those payable to our principal stockholder and portions attributable to the noncontrolling interests in our consolidated subsidiaries. The following table presents the maturity analysis of lease liabilities (in thousands):

June 26, 2026
Operating Leases
Remainder of Fiscal 2026	$3,098
Fiscal 2027	12,064
Fiscal 2028	10,771
Fiscal 2029	7,776
Fiscal 2030	4,405
Thereafter	19,362
Total undiscounted lease payments	57,476
Less: imputed interest	(10,026)
Total lease liabilities	$47,450
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Operating Lease Income
Variable operating lease income	$16,405	$11,280	$33,521	$26,045
Fixed operating lease income	1,103	996	2,913	2,936
If a lease is classified as a sales-type lease, the carrying amount of the asset is derecognized from property, plant, and equipment, net, and a net investment in the lease is recorded. The net investment in the lease is measured at commencement date as the sum of the lease receivable and the estimated residual value of the equipment. The unguaranteed residual value of the equipment is determined as the estimated carrying value of the asset at the end of the lease term had the asset been depreciated on a straight-line basis. The unguaranteed residual value of sales-type leases was $0.6 million and $0.5 million as of June 26, 2026 and September 26, 2025, respectively. Selling profit or loss arising from a sales-type lease is recorded at lease commencement and presented on a gross basis. Over the term of the lease, we recognize interest income on the net investment in the lease, and variable lease payments, which are not included in the net investment in the lease. The variable lease payments are not material.

The following table presents the maturity analysis of fixed lease payments due to Dolby (in thousands):

June 26, 2026
Sales-Type Leases
Remainder of Fiscal 2026	$220
Fiscal 2027	220
Fiscal 2028 and thereafter	220
Total undiscounted cash flows	660
Less: Carrying value of lease receivables	—
Difference	$660

8. Goodwill and Intangible Assets
Goodwill
The following table outlines changes to the carrying amount of goodwill (in thousands):

Goodwill
Balance as of September 26, 2025	$529,900
Translation adjustments	(1,557)
Balance as of June 26, 2026	$528,343
Intangible Assets
Intangible assets are stated at their original cost less accumulated amortization, and principally consist of acquired patents, technology, and customer relationships and contracts. Intangible assets subject to amortization consisted of the following (in thousands):

	June 26, 2026			September 26, 2025
Intangible Assets, Net	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Acquired patents and technology	$629,497	$(347,564)	$281,933	$587,743	$(324,507)	$263,236
Customer relationships	187,758	(87,380)	100,378	221,007	(87,401)	133,606
Other intangible assets	23,142	(23,019)	123	23,171	(22,956)	215
Total	$840,397	$(457,963)	$382,434	$831,921	$(434,864)	$397,057
During the third quarter of fiscal 2026, we purchased various patents for cash consideration of $4.7 million, and upon acquisition, these patents had a weighted-average useful life of 15 years. During the fiscal year-to-date period ended June 26, 2026, we purchased various patents for cash consideration of $41.7 million, and upon acquisition, these patents had a weighted-average useful life of 13.2 years. These patents have been categorized as "acquired patents and technology" intangible assets class.
During the fiscal year-to-date period ended June 26, 2026, Via sold its HEVC/VVC program intangible assets for a total consideration of $25.0 million. Refer to Note 18, "Related Parties" for more information.
During the third quarter of fiscal 2025, we purchased various patents for purchase consideration of $5.6 million, and upon acquisition, these intangible assets had a weighted-average useful life of 14 years. The remaining intangible assets purchased during the fiscal year-to-date period ended June 27, 2025 were not material.
Amortization expense for our intangible assets is included in cost of licensing, cost of products and services, R&D, S&M, and G&A expenses in our unaudited interim condensed consolidated statements of operations. Amortization expense was $11.7 million and $11.2 million in the third quarter of fiscal 2026 and 2025, respectively, and $33.7 million and $34.0 million in the fiscal year-to-date periods ended June 26, 2026 and June 27, 2025, respectively. As of June 26, 2026, expected amortization expense of our intangible assets in future fiscal periods was as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2026	$11,691
2027	46,064
2028	42,344
2029	41,379
2030	40,056
Thereafter	200,900
Total	$382,434

9. Stockholders' Equity and Stock-Based Compensation
We provide stock-based awards as a form of compensation for employees, officers, and directors. We issue stock-based awards in the form of stock options and RSUs under our equity incentive plans, as well as shares under our ESPP.
Common Stock - Class A and Class B
Our Board of Directors has authorized two classes of common stock, Class A and Class B. As of June 26, 2026, we had authorized 500,000,000 Class A shares and 500,000,000 Class B shares. As of June 26, 2026, we had 59,393,554 shares of Class A common stock and 34,251,901 shares of Class B common stock issued and outstanding. Holders of our Class A and Class B common stock have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share. Shares of Class B common stock can be converted to shares of Class A common stock at any time at the option of the stockholder and automatically convert upon sale or transfer, except for certain transfers specified in our amended and restated certificate of incorporation.
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

The following table summarizes information about stock options, including PSOs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)		(in years)	(in thousands)
Options outstanding as of September 26, 2025	3,259	$72.71
Grants	504	66.62
Exercises	(168)	52.32
Forfeitures and cancellations	(24)	68.40
Options outstanding as of June 26, 2026	3,571	72.84	5.30	$509
Options vested and expected to vest as of June 26, 2026	3,404	72.94	5.19	509
Options exercisable as of June 26, 2026	2,626	73.05	4.13	509
(1)Aggregate intrinsic value is based on the closing stock price of our Class A common stock on June 26, 2026 of $53.49 and excludes the impact of options that were not in-the-money.
Restricted Stock Units.    In fiscal 2008, we began granting RSUs to certain directors, officers, and employees. RSU awards granted to employees and officers generally vest over four years, with annual cliff-vesting. Awards granted to ongoing non-employee directors generally vest over approximately one year. Awards granted to new non-employee directors from fiscal 2014 onward vest on the earlier of the first anniversary of the award’s date of grant, or the day immediately preceding the date of the next annual meeting of stockholders that occurs after the award’s date of grant. At each vesting date, the holder of the award is issued shares of our Class A common stock. Compensation expense from these awards is equal to the adjusted fair market value of our Class A common stock on the date of grant, discounted to account for dividend payments forgone during the vesting period, and is recognized on a straight-line basis over the requisite service period. Certain grants may have other vesting conditions or other award terms as approved by the Compensation Committee of our Board of Directors. Our 2020 Stock Plan also allows us to grant RSUs that vest based on the satisfaction of specific performance criteria.
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
The following table summarizes information on PSUs granted to our officers that have not vested as of June 26, 2026:

Grant date	Aggregate Shares Granted	Potential Shares at Vest Date (at 200% of Target)
December 15, 2023	77,283	154,566
December 16, 2024	92,971	185,942
December 15, 2025	114,403	228,806
On December 15, 2021, we granted PSUs to our executive officers for an aggregate of 60,301 shares, which vested in December 2024 at 70% of the target award amount. On December 15, 2022, we granted PSUs to our executive officers for an aggregate of 90,613 shares, which vested in December 2025 at 65% of the target award amount. As of June 26, 2026, PSUs that would vest for an aggregate of 284,657 shares at the target award amount (569,314 shares at 200% of the target award amount) were outstanding.

The following table summarizes information about RSUs, including PSUs, issued under our 2020 Stock Plan:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Non-vested as of September 26, 2025	4,130	$77.07
Granted	2,024	62.91
Vested	(1,423)	78.08
Forfeitures	(219)	73.66
Non-vested as of June 26, 2026	4,512	$70.57
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

The weighted-average assumptions used in the determination of the fair value of our stock options were as follows:

	Fiscal Year-To-Date Ended
	June 26, 2026	June 27, 2025
Expected term (in years)	4.96	4.89
Risk-free interest rate	3.7%	4.3%
Expected stock price volatility	24.6%	29.5%
Dividend yield	2.1%	1.7%
There were no stock options granted during the third quarters of fiscal 2026 and fiscal 2025, and therefore no weighted average assumptions were used to calculate fair values.
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
The following two tables separately present stock-based compensation expense both by award type and classification in our unaudited interim condensed consolidated statements of operations (in thousands):
Expense - By Award Type

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Compensation expense
Stock options	$1,732	$1,690	$5,348	$5,108
Restricted stock units (1) (2)	27,916	28,201	90,320	89,028
Employee stock purchase plan	1,316	837	3,215	3,326
Total stock-based compensation	30,964	30,728	98,883	97,462
Estimated benefit from income taxes	(4,362)	(4,822)	(13,931)	(15,406)
Total stock-based compensation, net of tax	$26,602	$25,906	$84,952	$82,056
(1)Stock-based compensation expense incurred by restricted stock units includes expense from PSUs.
(2)Excludes $0.2 million and $0.1 million of capitalized stock-based compensation related to internal-use software in the third quarter of fiscal 2026 and in the third quarter of fiscal 2025, respectively, and excludes $0.4 million and $0.2 million in the fiscal year-to-date periods ended June 26, 2026 and June 27, 2025, respectively.
Expense - By Income Statement Line Item Classification

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Compensation expense
Cost of products and services	$440	$420	$1,394	$1,321
Research and development	9,695	9,189	31,070	29,216
Sales and marketing	10,293	10,589	33,214	33,874
General and administrative	10,536	10,530	33,205	33,051
Total stock-based compensation	30,964	30,728	98,883	97,462
Estimated benefit from income taxes	(4,362)	(4,822)	(13,931)	(15,406)
Total stock-based compensation, net of tax	$26,602	$25,906	$84,952	$82,056

The tax benefit that we recognize from shares issued under our ESPP is excluded from the tables above. The tax benefit recognized was not material in the third quarters of fiscal 2026 and fiscal 2025, or in the fiscal year-to-date periods ended June 26, 2026 and June 27, 2025.

Unrecognized Compensation Expense.    As of June 26, 2026, total unrecognized compensation expense associated with employee stock options expected to vest was approximately $13.1 million, which is expected to be recognized over a weighted-average period of 2.8 years. As of June 26, 2026, total unrecognized compensation expense associated with RSUs expected to vest was approximately $221.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.
Common Stock Repurchase Program
In November 2009, we announced a stock repurchase program, providing for the repurchase of our Class A common stock. The following table summarizes the initial amount of authorized repurchases as well as additional repurchases approved by our Board of Directors as of June 26, 2026 (in thousands):

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
Stock repurchases under the program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended, or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be retired and returned to the status of authorized but unissued shares of Class A common stock. As of June 26, 2026, the remaining authorization to purchase additional shares was $76.6 million.
The following table provides information regarding share repurchase activity under the program during fiscal 2026:

Quarterly Repurchase Activity	Shares Repurchased	Cost (1)	Average Price Paid Per Share (2)
		(in thousands)
Q1 - Quarter ended December 26, 2025	1,044,838	$70,005	$67.00
Q2 - Quarter ended March 27, 2026	1,010,900	64,999	64.30
Q3 - Quarter ended June 26, 2026	1,176,036	64,997	55.27
Total	3,231,774	$200,001
(1)Cost of share repurchases includes the price paid per share, and excludes commission costs.
(2)Average price paid per share excludes commission costs.

Dividend Program
The following table summarizes dividends declared under the program during fiscal 2026:

Fiscal Period	Announcement Date	Record Date	Payment Date	Cash Dividend Per Common Share	Dividend Payment
Q1 - Quarter ended December 26, 2025	November 18, 2025	December 2, 2025	December 10, 2025	$0.36	$34.3 million
Q2 - Quarter ended March 27, 2026	January 29, 2026	February 10, 2026	February 18, 2026	$0.36	$34.3 million
Q3 - Quarter ended June 26, 2026	April 30, 2026	May 12, 2026	May 20, 2026	$0.36	$34.0 million
On July 30, 2026, Dolby announced a cash dividend of $0.36 per share of Class A and Class B common stock, payable on August 19, 2026, to stockholders of record as of the close of business on August 11, 2026. The estimated dividend payment of $33.7 million related to this cash dividend is based on the number of shares of our Class A and Class B common stock that we estimate will be outstanding as of the Record Date.

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
The following table summarizes the changes in the accumulated balances during the period, and includes information regarding the manner in which the reclassifications out of AOCI into earnings affect our unaudited interim condensed consolidated statements of operations (in thousands):

	Fiscal Quarter Ended June 26, 2026				Fiscal Year-To-Date Ended June 26, 2026
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$5	$836	$(13,117)	$(12,276)	$—	$1,251	$(13,768)	$(12,517)
Other comprehensive loss before reclassifications:
Unrealized losses	—	(1,044)	—	(1,044)	(433)	(2,241)	—	(2,674)
Foreign currency translation losses (1)	—	—	(2,741)	(2,741)	—	—	(2,090)	(2,090)
Income tax effect - benefit (3)	—	120	—	120	5	231	—	236
Net of tax	—	(924)	(2,741)	(3,665)	(428)	(2,010)	(2,090)	(4,528)
Amounts reclassified from AOCI into earnings:
Realized gains (2)	—	528	—	528	433	1,303	—	1,736
Income tax effect - expense (3)	—	(55)	—	(55)	—	(159)	—	(159)
Net of tax	—	473	—	473	433	1,144	—	1,577
Net current-period other comprehensive income/(loss)	—	(451)	(2,741)	(3,192)	5	(866)	(2,090)	(2,951)
Ending Balance	$5	$385	$(15,858)	$(15,468)	$5	$385	$(15,858)	$(15,468)

	Fiscal Quarter Ended June 27, 2025				Fiscal Year-To-Date Ended June 27, 2025
	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total	Investment Securities	Cash Flow Hedges	Currency Translation Adjustments	Total
Beginning Balance	$(91)	$(274)	$(27,613)	$(27,978)	$(83)	$—	$(19,104)	$(19,187)
Other comprehensive income/(loss) before reclassifications:
Unrealized gains/(losses)	(68)	1,973	—	1,905	(215)	2,180	—	1,965
Foreign currency translation gains (1)	—	—	12,817	12,817	—	—	4,308	4,308
Income tax effect - expense(3)	—	(391)	—	(391)	—	(391)	—	(391)
Net of tax	(68)	1,582	12,817	14,331	(215)	1,789	4,308	5,882
Amounts reclassified from AOCI into earnings:
Realized gains/(losses) (2)	(1)	166	—	165	138	(394)	—	(256)
Income tax effect - benefit/(expense) (3)	—	(42)	—	(42)	—	37	—	37
Net of tax	(1)	124	—	123	138	(357)	—	(219)
Net current-period other comprehensive income/(loss)	(69)	1,706	12,817	14,454	(77)	1,432	4,308	5,663
Ending Balance	$(160)	$1,432	$(14,796)	$(13,524)	$(160)	$1,432	$(14,796)	$(13,524)
(1)The foreign currency translation losses during the third quarter of fiscal 2026 and the fiscal year-to-date period ended June 26, 2026 were primarily due to the weakening of other foreign currencies as compared to the U.S. dollar. The foreign currency translation gains during the third quarter of fiscal 2025 and the fiscal year-to-date period ended June 27, 2025 were primarily due to the strengthening of other foreign currencies as compared to the U.S. dollar.
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

The following table sets forth the computation of basic and diluted EPS attributable to Dolby Laboratories, Inc. (in thousands, except per share amounts):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Numerator:
Net income attributable to Dolby Laboratories, Inc.	$28,602	$46,071	$176,844	$205,686

Denominator:
Weighted-average shares outstanding—basic	94,242	95,897	94,975	95,947
Potential common shares from options to purchase common stock	16	316	32	395
Potential common shares from restricted stock units	230	660	805	1,147
Potential common shares from employee stock purchase plan	30	27	47	48
Weighted-average shares outstanding—diluted	94,518	96,900	95,859	97,537

Net income per share attributable to Dolby Laboratories, Inc.:
Basic	$0.30	$0.48	$1.86	$2.14
Diluted	$0.30	$0.48	$1.84	$2.11

Antidilutive awards excluded from calculation:
Stock options	3,421	1,516	2,934	1,425
Restricted stock units	1,785	41	31	6
Employee stock purchase plan	21	6	3	1

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
Unrecognized Tax Benefits
As of June 26, 2026, the total amount of gross unrecognized tax benefits was $92.7 million, of which $30.5 million, if recognized, would reduce our effective tax rate. As of September 26, 2025, the total amount of gross unrecognized tax benefits was $83.7 million, of which $28.1 million, if recognized, would reduce our effective tax rate. The fiscal year-to-date period ended June 26, 2026 increase was primarily due to current year reserves for transfer pricing and interest accruals. Our liability for unrecognized tax benefits is classified within other non-current liabilities in our unaudited interim condensed consolidated balance sheets.
Effective Tax Rate
Each period, the combination of multiple different factors can impact our effective tax rate. These factors include recurring items such as tax rates and the relative amount of income earned in foreign jurisdictions, as well as discrete items that may occur in, but are not necessarily consistent between periods.
Our effective tax rate in the third quarter of fiscal 2026 was 33.3% or a tax expense of $14.6 million and our effective tax rate in the third quarter of fiscal 2025 was 16.2% or a tax expense of $9.0 million. The increase in our effective tax rate was primarily due to lower tax benefits from prior-year tax return true-ups related to U.S. federal research and development tax credits.

Our effective tax rate in the fiscal year-to-date period ended June 26, 2026 was 24.1% or a tax expense of $56.8 million and our effective tax rate in the fiscal year-to-date period ended June 27, 2025 was 21.0% or a tax expense of $55.0 million. The increase in our effective tax rate was primarily due to lower tax benefits from prior-year tax return true-ups related to U.S. federal research and development tax credits.
Our effective tax rate for the third quarter of fiscal 2026 and the fiscal year-to-date period ended June 26, 2026 exceeded the Federal statutory rate of 21%, primarily due to lower tax benefits from U.S. federal research and development tax credits.

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
Fiscal 2026 Restructuring Event
In June 2026, we initiated restructuring actions with the purpose of reorganizing and consolidating certain activities and positions within our global business infrastructure. In connection with this plan, we recorded expense in the third quarter of fiscal 2026 of $4.0 million in severance and other related benefits. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $2 million in fiscal 2026 and $12 million in fiscal 2027, due to estimated savings in compensation and benefits of impacted employees. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the first quarter of fiscal 2027. We estimate that we will incur additional employee-related restructuring costs during fiscal 2026 and the first quarter of fiscal 2027; however, we cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated.
Fiscal 2025 Restructuring Events
In September 2025, we initiated restructuring actions in order to centralize teams into fewer locations, relocate certain roles to provide better access to talent pools, encourage multi-disciplinary collaboration, and simplify operations. In continuation with this plan, we recorded expense in the fiscal year-to-date period ended June 26, 2026 of $12.7 million consisting primarily of severance and other related benefits. The majority of the remaining components of this plan were substantially completed by the end of the second quarter of fiscal 2026. Cash payment of the severance and other termination benefits were substantially completed by the end of the third quarter of fiscal 2026. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2026, due to estimated savings in compensation and benefits of impacted employees. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.
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

The table presented below summarizes the changes in our restructuring accruals (in thousands):

	Severance	Leased facility exit costs and other costs	Total
Balance at September 27, 2024	$2,765	$—	$2,765
Restructuring charges	11,624	3,383	15,007
Cash payments and adjustments	(9,724)	(3,383)	(13,107)
Balance at September 26, 2025	4,665	—	4,665
Restructuring charges	11,676	4,929	16,605
Cash payments and adjustments	(6,604)	(4,929)	(11,533)
Balance at June 26, 2026	$9,737	$—	$9,737
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
Litigation
During the fiscal year-to-date period ended June 26, 2026, we recognized a $34.5 million accrued liability related to an unfavorable judgment on litigation that we assumed as part of our acquisition of MPEG LA, L.L.C. in fiscal 2023. In connection with this business combination, the sellers provided indemnification for an unfavorable outcome of that litigation. Accordingly, we have recognized an indemnification asset of $34.5 million during the fiscal year-to-date period ended June 26, 2026, which we expect to be settled within two years. The liability has been included within accrued liabilities and the indemnification asset has been included within other non-current assets in the unaudited interim condensed consolidated financial statements.

15. Commitments and Contingencies
In the ordinary course of business, we enter into contractual agreements with third parties that include non-cancelable payment obligations, for which we are liable in future periods. These arrangements can include terms binding us to minimum payments and/or penalties if we terminate the agreement for any reason other than an event of default as described by the agreement. The following table presents a summary of our contractual obligations and commitments as of June 26, 2026 (in thousands):

	Payments Due By Fiscal Period
	Remainder of Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter	Total
Naming rights	$2,522	$8,534	$8,642	$8,751	$8,862	$18,061	$55,372
Purchase obligations	16,344	35,934	21,704	19,347	19,208	—	112,537
Donation commitments	—	153	153	153	153	432	1,044
Total	$18,866	$44,621	$30,499	$28,251	$28,223	$18,493	$168,953
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
Indemnification Clauses
In limited cases, our contractual agreements contain a clause under which we agree to provide indemnification to the counterparty, most commonly to licensees in connection with licensing arrangements that include our IP. In such cases, the indemnification arrangements usually provide for limitations on the scope or amount of potential obligations. We have also, in certain limited instances, elected to defend our licensees from third party IP infringement claims even when not contractually required to do so. We are unable to reasonably estimate the potential exposure that could arise due to indemnifying our licensees.
We have also entered into indemnification agreements with our officers, directors, and certain employees, and our bylaws contain similar indemnification obligations. We are unable to reasonably estimate the potential exposure that could arise due to such indemnification obligations.

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
The following table presents selected financial information and significant segment expenses for the periods presented (in thousands):

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Total revenue	$304,995	$315,546	$1,047,331	$1,042,106
Less:
Cost of licensing (1)	16,128	15,103	47,754	42,474
Cost of products and services (1) (2)	16,393	21,116	57,033	54,469
Research and development expense (1) (2)	56,054	56,794	167,407	165,112
Sales and marketing expense (1) (2)	74,426	75,234	238,511	234,906
General and administrative expense (1) (2)	63,495	59,904	183,754	174,146
Restructuring charges	3,955	(547)	16,605	8,879
Stock-based compensation	30,964	30,728	98,883	97,462
Amortization of acquisition-related intangibles	9,705	10,016	29,285	30,741
Interest (income)/expense, net	(3,453)	(4,111)	(12,595)	(10,316)
Equity method investees’ net income	(5,669)	(3,727)	(14,063)	(17,129)
Other income, net (1) (3)	(805)	(480)	(346)	(455)
Income tax expense	14,588	8,974	56,754	54,979
Net income including noncontrolling interest	29,214	46,542	178,349	206,838
Less: net income attributable to noncontrolling interest	(612)	(471)	(1,505)	(1,152)
Net income attributable to Dolby Laboratories, Inc.	$28,602	$46,071	$176,844	$205,686
(1)Excludes amortization of acquisition-related intangibles presented separately.
(2)Excludes stock-based compensation expense presented separately.
(3)Excludes our proportional share of net income in our equity method investees presented separately.

18. Related Parties
During the fiscal year-to-date period ended June 26, 2026, our subsidiary, Via, sold its HEVC/VVC program intangible assets to Access Advance, our equity method investment, for a total consideration of $25.0 million. As an equity method investment, we possess the ability to exercise significant influence, but not control, over operating and financing decisions of Access Advance.

19. Subsequent Event
Share Repurchase Program. On July 30, 2026, we announced that our Board of Directors approved increasing the size of our stock repurchase program by $350 million, bringing the amount available for future repurchases of our Class A Common Stock to approximately $427 million. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. The timing of repurchases and the number of shares repurchased depend upon a variety of factors, including price, regulatory requirements, the rate of dilution from our equity compensation plans, and other market conditions. The program does not have a specified expiration date, and can be limited, suspended or terminated at our discretion at any time without prior notice. Shares repurchased under the program will be retired and returned to the status of authorized but unissued shares of Class A common stock.

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

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Revenue	June 26, 2026		June 27, 2025		June 26, 2026		June 27, 2025
Licensing	$282,351	93%	$289,905	92%	$974,367	93%	$966,390	93%
Products and services	22,644	7%	25,641	8%	72,964	7%	75,716	7%
Total revenue	$304,995	100%	$315,546	100%	$1,047,331	100%	$1,042,106	100%
Licensing
The two primary components of our licensing business are Branded Technologies which include Branded Audio Codecs, Dolby Atmos & Dolby Vision, and Patents, which include Audio Patents and Imaging Patents.
We generated over 90% of our revenue in the third quarters of fiscal 2026 and fiscal 2025, and the fiscal year-to-date periods ended June 26, 2026 and June 27, 2025 from agreements to license branded technology and patents that enable approximately 1,000 electronic device manufacturers to enable and enhance the audio and visual capabilities of their products by incorporating our technology. As of June 26, 2026, we had approximately 30,100 issued patents relating to technologies, that are licensed to third parties and comprise a significant portion of our licensing revenue. We have approximately 1,600 trademark registrations throughout the world for a variety of wordmarks, logos, and slogans. These trademarks are an integral part of our technology licensing program as licensees typically place them on their products that incorporate our technologies to inform consumers that they have met our quality specifications.
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
Dolby OptiView
Dolby OptiView is our unique content delivery system enabling immersive, interactive, and social experiences with real-time engagement for live events, for example live sports. Dolby OptiView comprises a number of products that work individually or together to optimize these experiences. Dolby OptiView ensures a high-quality, synchronized viewer experience across the globe, with minimal delay – as low as sub-second. This enables our customers to engage viewers effectively with interaction tools that strengthen connections and drive participation. Dolby OptiView Ads is an ad delivery system that increases the impact of ads delivered with video services through just-in-time delivery, personalization, and customizable on-screen presentation. Dolby OptiView Ads integrates with advertising platforms like Google Ad Manager.
As the world of streaming audiovisual content continues to evolve, understanding and engaging viewers presents a challenge for content creators and distributors. We are partnering with our Dolby OptiView customers to develop a solution that increases engagement and delivers value.
Revenue Generation
Dolby OptiView is a software as a service (SaaS) product licensed directly to enterprises via a consumption-based revenue model.
END MARKETS
We generated 93% and 92% of our revenue in the third quarters of fiscal 2026 and fiscal 2025, respectively, and 93% and 93% of the fiscal year-to-date periods ended June 26, 2026 and June 27, 2025, respectively, through licensing our technology, brand, and patents, primarily to device manufacturers. The following table presents the end market composition of revenue from our licensing business for all periods presented:

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
Market	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025	Main Components of Each Category
Broadcast	38%	38%	33%	33%	Televisions and STBs
Mobile	18%	19%	23%	23%	Smartphones and Tablets
CE	11%	10%	12%	12%	DMAs, Blu-ray Disc devices, AVRs, Soundbars, and DVDs
PC	10%	12%	12%	13%	Windows and macOS devices
Other	23%	21%	20%	19%	Dolby Cinema, Gaming consoles, Automotive, Patent pool administrative fees, and VDP licensing revenue
Total	100%	100%	100%	100%

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
We are focused on expanding our leadership in audio and imaging solutions for premium entertainment content by increasing the number of Dolby experiences that people can enjoy, which will drive revenue growth across the markets we serve. We work across our ecosystem of partners including creators, distributors, and device manufacturers to increase the number of Dolby experiences that people can enjoy by enhancing content, including movies and TV, music and live sports, using Dolby branded technologies. Increased content in these areas increases our value proposition across our end markets. In movies and TV, thousands of movie titles and tens of thousands of TV episodes have been created and released in Dolby Atmos and/or Dolby Vision. Major streaming services such as Netflix, Disney+, Apple TV, Amazon, HBO Max, Paramount+, Peacock, and other streaming services internationally, continue to enhance content in Dolby Vision and/or Dolby Atmos. Recently, the 2026 FIFA World Cup was shown in Dolby Atmos and/or Dolby Vision across various broadcast, streaming, and pay TV, including Peacock and Comcast in the U.S., Bell TV in Canada, and TV GLOBAL in Brazil.
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
We, together with our patent pool partners, continue to make progress in licensee expansion across our video programs. In July 2026, Access Advance announced that Meta Platforms, Inc. one of the world’s largest distributors of video content across its social media platforms, joined the VDP, HEVC, and VVC programs as a licensee. Also in July, Access Advance announced that Alibaba expanded their VDP license to cover their full video ecosystem. In the third quarter of fiscal 2026, eight new licensors joined Access Advance’s VDP program, including Sharp, Digital Insights and Hanwha, 25 new licensees joined the HEVC program, and six new licensees joined the VVC program, including Samsung and Sharp. Dolby is a licensor in the VDP, HEVC and VVC programs.
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
Licensing End Markets
The following are highlights from our third quarter of fiscal 2026 and key challenges related to Dolby's licensing businesses, by market.
Broadcast
Highlights
We have an established global presence and broad adoption of our branded audio and patent licensing technologies in broadcast services and devices, which primarily include TVs and STBs. We work with many TV OEMs and strategic partners to enable and promote Dolby Vision and Dolby Atmos experiences within their TV lineups. We have strong attach rates for Dolby Atmos and Dolby Vision with high end TVs and continue to grow adoption on mid-range TVs. Many partners continue to expand their support of the combined Dolby Vision and Dolby Atmos experience. Dolby Vision 2 is now in market with some Hisense TVs, and by the end of this calendar year, TCL and Philips will also be shipping TVs with Dolby Vision 2.

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
Mobile
Highlights
We continue to promote adoption of our technologies across major mobile ecosystems, including Apple and Android. Our patent licensing technologies are adopted broadly throughout the mobile device ecosystem. Dolby Atmos and Dolby Vision are included throughout the Apple device line-up and in Apple TV, and Dolby Atmos is included in Apple Music. Dolby Vision Capture, Playback, and Dolby Atmos have been supported on all iPhones since the iPhone 12. We have strong adoption of Dolby Atmos and our branded audio codecs across high-end Android mobile devices and are focused on growing our presence on low and mid-tier phones. An increasing number of Android device manufacturers have adopted Dolby Vision and Dolby Vision Capture on high end devices and we are focused on the opportunity to significantly increase our adoption. We increasingly see adoption of our technologies in other personal, battery powered electronics, including devices providing augmented reality and virtual reality experiences. The breadth of mobile devices supporting Dolby technologies continues to increase globally. In the third quarter of fiscal 2026, RayNeo, the leading provider of augmented reality glasses, launched the RayNeo GT Max, the first AR smart glasses supporting Dolby Vision. Also in the third quarter of fiscal 2026, Insta360, a leader in the action and panoramic cameras segments, launched the Luna Ultra, which supports Dolby Vision capture.
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
Other Markets
Highlights
We generate revenue from the automotive industry primarily through the adoption of Dolby Atmos in cars. As of the end of the third quarter of fiscal 2026, we have announced partnerships with over 40 car makers that are shipping or have announced models that support our technologies, up from over 20 car makers at the end of fiscal 2025. In the third quarter of fiscal 2026, Google announced support for Dolby Atmos through Android Auto with partners including BMW, Genesis, Mahindra, Mercedes, Renault, and Skoda. Recently, Volkswagen launched its first Dolby Atmos-enabled vehicle in China, the fully electric SUV ID, and Buick announced pre-sales for the Electra E7 in China, which supports Dolby Atmos.
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
Dolby Cinema
Highlights: We continue to expand our global presence for Dolby Cinema, with sites located in the U.S. and internationally. Additionally, we increased the number of Dolby Atmos and Dolby Vision theaters or exhibitors in Taiwan, Vietnam, and Germany.
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

Cinema Products and Services
Highlights
To help enable the playback of content in Dolby formats, we offer a range of servers, which include the IMS3000 (an integrated imaging and audio server with Dolby Atmos), and audio processors, such as the CP950, to cinema exhibitors globally. Dolby Atmos has been adopted broadly across studios, content creators, post-production facilities, and exhibitors. As of the end of the third quarter of fiscal 2026, there are over 8,600 Dolby Atmos screens installed or committed and over 4,500 Dolby Atmos theatrical titles have been announced or released.
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
We are initially focusing on live sports as a key vertical. We are delivering solutions to improve the streaming experience and drive fan engagement, which is a top priority for the sports industry. These solutions include ultra-low latency streaming of audiovisual content, which enables more interactivity around live content for fantasy sports, betting, communal viewing, and many other benefits; and optimized advertising delivery which increases revenue by delivering ads that are personalized to viewers and more integrated with the content they are watching.
In the third quarter of fiscal 2026, Roberts Communications Network, the largest horse racing streaming provider in the U.S., agreed to use Dolby OptiView for ultra-low latency video streaming. In addition, Google announced that Dolby OptiView Ads has been certified through their Ad Manager Technology Partner program. The certification recognizes the performance and monetization improvements that Dolby OptiView Ads delivers when integrated with Google Ad Manager, and creates an opportunity to partner with Google to reach their Google Ad Manager customers more efficiently and with the benefit of Google’s endorsement.
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
RESULTS OF OPERATIONS
For each line item included on our unaudited interim condensed consolidated statements of operations described and analyzed below, the significant factors identified as the leading drivers contributing to the overall fluctuation are presented in descending order of their impact on the overall change (from an absolute value perspective). This discussion and analysis highlights comparisons of material changes in the unaudited interim condensed consolidated financial statements for the quarters and fiscal year-to-date periods ended June 26, 2026 and June 27, 2025. Note that adjustments related to sales-based royalties that were misreported by licensees as well as unlicensed settlement activity, are collectively referred to as "recoveries." Amounts displayed, except percentages, are in thousands.
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Licensing	June 26, 2026	June 27, 2025	$	%	June 26, 2026	June 27, 2025	$	%
Revenue	$282,351	$289,905	$(7,554)	(3)%	$974,367	$966,390	$7,977	1%
Percentage of total revenue	93%	92%			93%	93%
Cost of licensing	22,718	21,713	1,005	5%	67,523	62,508	5,015	8%
Gross profit	259,633	268,192	(8,559)	(3)%	906,844	903,882	2,962	—%
Gross margin	92%	93%			93%	94%

	Fiscal Quarter Ended				Fiscal Year-To-Date Ended
Licensing Revenue By Market	June 26, 2026		June 27, 2025		June 26, 2026		June 27, 2025
Broadcast	$106,579	38%	$111,286	38%	$326,041	33%	$321,297	33%
Mobile	51,010	18%	56,295	19%	220,199	23%	217,942	23%
CE	31,506	11%	28,071	10%	118,057	12%	115,668	12%
PC	28,343	10%	33,589	12%	116,523	12%	123,247	13%
Other	64,913	23%	60,664	21%	193,547	20%	188,236	19%
Total licensing revenue	$282,351	100%	$289,905	100%	$974,367	100%	$966,390	100%

Current Quarter: Q3 2026 vs. Q3 2025

Factor	Licensing Revenue		Gross Margin
Mobile	â	Lower revenue due to timing of minimum volume commitments in our audio patent programs, partially offset by higher revenue from imaging patents	â	Lower gross margin primarily due to revenue mix
PC	â	Lower revenue from recoveries and timing of minimum volume commitments, partially offset by higher revenue from our imaging patents
Broadcast	â	Lower revenue from recoveries and audio patent programs, partially offset by higher revenue from imaging patents and adoption of Dolby Atmos and Dolby Vision
Other	á	Higher revenue from Dolby Cinema and Dolby Atmos adoption in Auto, partially offset by lower gaming console unit shipments and lower revenue from imaging patents
CE	á	Higher revenue primarily from recoveries

Year-To-Date: Q3 2026 vs. Q3 2025
Factor	Licensing Revenue		Gross Margin
PC	â	Lower revenue from lower unit shipments, recoveries and timing of minimum volume commitments, partially offset by higher revenue from imaging patents	â	Lower gross margin primarily due to revenue mix
Other	á	Higher revenue primarily from Dolby Cinema, imaging patents and Atmos adoption in Auto, partially offset by lower gaming console unit shipments
Broadcast	á	Higher revenue primarily from recoveries, partially offset by lower true-up and timing of minimum volume commitments
CE	á	Higher revenue primarily from recoveries, partially offset by lower unit shipments
Mobile	á	Higher revenue from Dolby Vision adoption and recoveries, partially offset by timing of minimum volume commitments in our patent programs

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
Products and Services	June 26, 2026	June 27, 2025	$	%	June 26, 2026	June 27, 2025	$	%
Revenue	$22,644	$25,641	$(2,997)	(12)%	$72,964	$75,716	$(2,752)	(4)%
Percentage of total revenue	7%	8%			7%	7%
Cost of products and services	17,601	22,289	(4,688)	(21)%	60,735	58,105	2,630	5%
Gross profit	5,043	3,352	1,691	50%	12,229	17,611	(5,382)	(31)%
Gross margin	22%	13%			17%	23%
Current Quarter: Q3 2026 vs. Q3 2025

Factor	Products and Services Revenue		Gross Margin
Products	â	Lower cinema products revenue	â	Lower gross margin primarily due to lower cinema products revenue
Services	ßà	No significant fluctuations	á	Higher gross margin primarily due to lower Dolby Cinema warranty and maintenance costs

Year-To-Date: Q3 2026 vs. Q3 2025
Factor	Products and Services Revenue		Gross Margin
Products	â	Lower cinema products revenue	â	Lower gross margin primarily due to lower cinema products revenue
Services	á	Higher Dolby OptiView revenue	â	Lower gross margin primarily due to higher Dolby Cinema warranty and maintenance costs, offset by higher Dolby OptiView revenue
Operating Expenses
Research and Development
R&D expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, external contractor costs, depreciation and amortization, facilities costs, costs for outside materials, and information technology expenses.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 26, 2026	June 27, 2025	$	%	June 26, 2026	June 27, 2025	$	%
Research and development	$65,749	$65,982	$(233)	—%	$198,477	$194,327	$4,150	2%
Percentage of total revenue	22%	21%			19%	19%
Current Quarter: Q3 2026 vs. Q3 2025

Category	Key Drivers
Research and Development	ßà	No significant fluctuations

Year-To-Date: Q3 2026 vs. Q3 2025
Category	Key Drivers
Systems, Telecom, and Computer Equipment	á	Higher costs of $1.6 million primarily due to higher spend on IT costs and cloud computing costs
Various	á	Higher salaries expense and stock-based compensation expense, offset by lower consulting costs
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 26, 2026	June 27, 2025	$	%	June 26, 2026	June 27, 2025	$	%
Sales and marketing	$85,071	$86,163	$(1,092)	(1)%	$272,786	$270,191	$2,595	1%
Percentage of total revenue	28%	27%			26%	26%
Current Quarter: Q3 2026 vs. Q3 2025

Category	Key Drivers
Various	â	Lower marketing program and taxes and insurance costs, offset by higher tradeshow costs

Year-To-Date: Q3 2026 vs. Q3 2025
Category	Key Drivers
Legal, Professional, and Contractors	á	Higher costs of $2.3 million primarily due to costs toward the patent pool litigation fund
General and Administrative

G&A expenses consist primarily of employee compensation and benefits expenses, stock-based compensation, depreciation and amortization, facilities and information technology costs, as well as professional fees and other costs associated with external contractors.

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 26, 2026	June 27, 2025	$	%	June 26, 2026	June 27, 2025	$	%
General and administrative	$75,585	$72,307	$3,278	5%	$221,783	$212,814	$8,969	4%
Percentage of total revenue	25%	23%			21%	20%
Current Quarter: Q3 2026 vs. Q3 2025

Category	Key Drivers
Legal, Professional, and Contractors	á	Higher costs of $5.3 million primarily due to litigation expenses and patent pool program-related costs
Various	â	Lower taxes and insurance and consulting costs

Year-To-Date: Q3 2026 vs. Q3 2025
Category	Key Drivers
Legal, Professional, and Contractors	á	Higher costs of $8.2 million primarily due to litigation expenses and patent pool program-related costs
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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 26, 2026	June 27, 2025	$	%	June 26, 2026	June 27, 2025	$	%
Restructuring charges/(credits)	$3,955	$(547)	$4,502	(823)%	$16,605	$8,879	$7,726	87%
Percentage of total revenue	1%	—%			2%	1%
Fiscal 2026 Restructuring Event
In June 2026, we initiated restructuring actions with the purpose of reorganizing and consolidating certain activities and positions within our global business infrastructure. In connection with this plan, we recorded expense in the third quarter of fiscal 2026 of $4.0 million in severance and other related benefits. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $2 million in fiscal 2026 and $12 million in fiscal 2027, due to estimated savings in compensation and benefits of impacted employees. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses. Cash payment of the severance and other termination benefits are expected to be substantially completed by the end of the first quarter of fiscal 2027. We estimate that we will incur additional employee-related restructuring costs during fiscal 2026 and the first quarter of fiscal 2027; however, we cannot estimate the total amount expected to be incurred as cost reduction actions continue to be evaluated.
Fiscal 2025 Restructuring Events
In September 2025, we initiated restructuring actions in order to centralize teams into fewer locations, relocate certain roles to provide better access to talent pools, encourage multi-disciplinary collaboration, and simplify operations. In continuation with this plan, we recorded expense in the fiscal year-to-date period ended June 26, 2026 of $12.7 million consisting primarily of severance and other related benefits. The majority of the remaining components of this plan were substantially completed by the end of the second quarter of fiscal 2026. Cash payment of the severance and other termination benefits were substantially completed by the end of the third quarter of fiscal 2026. These activities are expected to result in estimated gross pre-tax operating income savings of approximately $20 million in fiscal 2026, due to estimated savings in compensation and benefits of impacted employees. The impact of these estimated savings on our operating expenses will be mostly offset by increased investment in our strategic priorities and the effects of inflation on our remaining expenses.

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

	Fiscal Quarter Ended		Change		Fiscal Year-To-Date Ended		Change
	June 26, 2026	June 27, 2025	$	%	June 26, 2026	June 27, 2025	$	%
Other income	$9,486	$7,877	$1,609	20%	$25,681	$26,535	$(854)	(3)%
Percentage of total revenue	3%	2%			2%	3%
Current Quarter: Q3 2026 vs. Q3 2025

Category	Key Drivers
Other Income	á	Higher income from our equity method investments in the current year

Year-To-Date: Q3 2026 vs. Q3 2025
Category	Key Drivers
Other Income	â	Lower income from our equity method investments in the current year
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

	Fiscal Quarter Ended		Fiscal Year-To-Date Ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Provision for income taxes	$(14,588)	$(8,974)	$(56,754)	$(54,979)
Effective tax rate	33.3%	16.2%	24.1%	21.0%

Current Quarter: Q3 2026 vs. Q3 2025

Factor	Impact On Effective Tax Rate
Research and Development	á	Lower benefit from R&D tax credits

Year-To-Date: Q3 2026 vs. Q3 2025
Factor	Impact On Effective Tax Rate
Research and Development	á	Lower benefit from R&D tax credits

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
As of June 26, 2026, we had cash and cash equivalents of $669.4 million, which consisted of cash and highly liquid money market funds. In addition, we had short and long-term investments of $87.1 million, which primarily consisted of equity method investments and equity securities without a readily determinable fair value.
The following table presents selected financial information as of June 26, 2026 and September 26, 2025 (in thousands):

	June 26, 2026	September 26, 2025
Cash and cash equivalents	$669,394	$701,893
Short-term investments	652	703
Long-term investments	86,437	80,205
Accounts receivable, net	285,148	331,096
Accounts payable and accrued liabilities	372,877	387,096
Working capital	909,712	950,471
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
Quarterly Dividend Program. During fiscal 2015, we initiated a recurring quarterly cash dividend program for our stockholders. In the third quarter of fiscal 2026, a quarterly dividend of $0.36 per share was paid on our Class A and Class B common stock to eligible stockholders of record. On July 30, 2026, Dolby announced a cash dividend of $0.36 per share of Class A and Class B common stock, payable on August 19, 2026, to stockholders of record as of the close of business on August 11, 2026.
Cash Flows Analysis
For the following comparative analysis performed for each of the sections of the unaudited interim condensed consolidated statements of cash flows, the significant factors identified as the leading drivers contributing to the fluctuation are presented in descending order of their impact relative to the overall change (in thousands).

Operating Activities

	Fiscal Year-To-Date Ended
	June 26, 2026	June 27, 2025
Net cash provided by operating activities	$314,767	$349,367
Net cash provided by operating activities decreased $34.6 million in the fiscal year-to-date period ended June 26, 2026 as compared to the fiscal year-to-date period ended June 27, 2025, primarily due to the following:

Factor	Impact On Cash Flows
Operating assets and liabilities	â	Lower inflows due to higher prepaid expenses and other assets, partially offset by higher accounts payable and accrued liabilities
Investing Activities

	Fiscal Year-To-Date Ended
	June 26, 2026	June 27, 2025
Net cash provided by/(used in) investing activities	$(54,633)	$11,326
Net cash provided by investing activities was $66.0 million lower in the fiscal year-to-date period ended June 26, 2026 as compared to the fiscal year-to-date period ended June 27, 2025, primarily due to the following:

Factor	Impact On Cash Flows
Purchase of Intangible Assets	â	Higher outflows from the purchase of intangible assets
Proceeds from Sale of Assets Held for Sale	â	Lower inflows from sale of held for sale assets
Proceeds from Sale of Intangible Assets	á	Higher inflows from sale of intangible assets related to the HEVC/VVC program
Financing Activities

	Fiscal Year-To-Date Ended
	June 26, 2026	June 27, 2025
Net cash used in financing activities	$(312,728)	$(183,183)
Net cash used in financing activities was $129.5 million higher in the fiscal year-to-date period ended June 26, 2026 as compared to the fiscal year-to-date period ended June 27, 2025, primarily due to the following:

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
In the third quarter of fiscal 2026, we did not enter into any off-balance sheet arrangements that are expected to have a material effect on Dolby's liquidity or the availability of capital resources.
Indemnification Clauses
In limited cases, our contractual agreements contain a clause under which we agree to provide indemnification to the counterparty, most commonly to licensees in connection with licensing arrangements that include our IP. In such cases, the indemnification arrangements usually provide for limitations on the scope or amount of potential obligations. We have also, in certain limited instances, elected to defend our licensees from third party IP infringement claims even when not contractually required to do so. We have also entered into indemnification agreements with our officers, directors, and certain employees, and our bylaws contain similar indemnification obligations. For additional details regarding indemnification clauses within our contractual agreements, see Note 15 "Commitments and Contingencies" to our unaudited interim condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
As of June 26, 2026, we had cash and cash equivalents of $669.4 million, which consisted of cash and highly-liquid money market funds. In addition, we had short-term and long-term investments of $87.1 million, which primarily consisted of equity method investments and equity securities without a readily determinable fair value. Our investment policy is focused on the preservation of capital and support for our liquidity requirements. Under the policy, we invest in highly rated securities with a minimum credit rating of A- while limiting the amount of credit exposure to any one issuer other than the U.S. government. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of our investment policy. The investments within our fixed-income portfolio are subject to fluctuations in interest rates, which could affect our financial position, and to a lesser extent, results of operations.
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
The pre-tax losses attributed to the effective portion of cash flow hedges recognized in AOCI was $1.0 million in the third quarter of fiscal 2026 and was $2.2 million in the fiscal year-to-date period ended June 26, 2026. The pre-tax gains attributed to the effective portion of cash flow hedges recognized in AOCI was $2.0 million in the third quarter of fiscal 2025 and was $2.2 million in the fiscal year-to-date period ended June 27, 2025.
The pre-tax effective portion of the gains or losses reclassified to the unaudited interim condensed consolidated statements of operations was a $1.3 million gain in the fiscal year-to-date period ended June 26, 2026, and was not material in the third quarters of fiscal 2026 and fiscal 2025, and in the fiscal year-to-date period ended June 27, 2025.
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

As of June 26, 2026 and September 26, 2025, the total notional amounts of outstanding contracts were $149.9 million and $195.9 million, respectively. As of June 26, 2026, the outstanding derivative instruments had maturities of equal to or less than 3 months.
A sensitivity analysis was performed on all of our foreign currency forward contracts as of June 26, 2026. This sensitivity analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% shift in the value of exchange rates relative to the U.S. dollar. For these forward contracts, duration modeling was used where hypothetical changes were made to the spot rates of the currency. A 10% increase in the value of the U.S. dollar would lead to a decrease in the fair value of our financial instruments by $1.3 million. Conversely, a 10% decrease in the value of the U.S. dollar would result in an increase in the fair value of these financial instruments by $1.3 million.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in various legal proceedings that occasionally arise in the normal course of business activities, including claims of alleged infringement of IP rights, commercial, employment, and other matters. In our opinion, resolution of these proceedings is not expected to have a material adverse impact on our operating results or financial condition. Given the unpredictable nature of legal proceedings, it is possible that an unfavorable resolution of one or more such proceedings could materially affect our future operating results or financial condition in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our unaudited interim condensed consolidated financial statements, other than the litigation matter discussed in Note 14 "Legal Matters," any such amounts are either immaterial, or it is not probable that a potential loss has been incurred or the amount of loss cannot be reasonably estimated.

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
Our revenue could decline if we are unable to maintain patent coverage for our technologies. Many of the technologies that we license to our system licensees are covered by patents, and the licensing revenue that we receive from those licenses depends in part upon the life of such patents. In general, our agreements with our licensees require them to pay us a full royalty with respect to a particular technology only until there are no patents or, in some cases, no patent applications covering that technology in countries where applicable products are made and sold. As of June 26, 2026, we had approximately 30,100 issued patents in addition to approximately 6,700 pending patent applications in more than 200 jurisdictions throughout the world. Our currently issued patents expire at various times ranging from 2026 through 2049. If we are unable to refresh our technology with new patented inventions or expand our patent portfolio, our revenue could decline. In addition to patents covering technology we license directly, if patents we license through patent pool arrangements expire or we are otherwise unable to maintain our share of pool royalties, then our revenue could be impacted. Additionally, if the patents licensed through a patent pool arrangement are deemed not to be valuable in the aggregate by the licensees of such patent pool, they may not renew their licenses, which could impact our revenue.
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
LEGAL AND REGULATORY COMPLIANCE
Conducting business internationally presents a number of risks to our business, including trade restrictions and changing, unpredictable, and/or inconsistent laws in the jurisdictions in which we operate. We are dependent on international sales for a substantial amount of our total revenue. Approximately 57% and 62% of our revenue was derived outside of the U.S. in the fiscal year-to-date periods ended June 26, 2026 and June 27, 2025, respectively. We are subject to a number of risks related to conducting business internationally, including:
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

STOCK-RELATED ISSUES
The Dolby family has control over stockholder decisions as a result of the control of a majority of the voting power of our outstanding common stock by them and their affiliates. As of June 26, 2026, the Dolby family and their affiliates owned 249,435 shares of our Class A common stock and 34,197,733 shares of our Class B common stock. As of June 26, 2026, the Dolby family and their affiliates had voting power of 99.8% of our outstanding Class B common stock, which combined with their shares of our Class A common stock, represented 85.1% of the combined voting power of our outstanding Class A and Class B common stock. Under our certificate of incorporation, holders of Class B common stock are entitled to ten votes per share while holders of Class A common stock are entitled to one vote per share. Generally, shares of Class B common stock automatically convert into shares of Class A common stock upon transfer of such Class B common stock, other than transfers to certain specified persons and entities, including the spouse and descendants of Ray Dolby and the spouses and domestic partners of such descendants.
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
GENERAL RISK FACTORS
Macroeconomic conditions, including inflation, elevated interest rates, and supply chain constraints have impacted and may continue to impact the markets we serve and our business and results of operations. Our revenue and operations and the markets we serve have been, and may continue to be, impacted by macroeconomic conditions, including but not limited to, inflation, elevated interest rates, supply chain constraints including shortages of memory and semiconductor materials and components, increased fuel and transportation costs, tariffs and changes in international trade relations, international conflicts and geopolitical instability, reduced discretionary consumer spending, and reduced new product investment by our customers caused by elevated interest rates and lower demand. The current macroeconomic environment has negatively impacted, and may continue to negatively impact, many of our licensees and that directly impacts, and may continue to impact, our financial results. The impacts of the current macroeconomic environment on our partners have resulted in, and may continue to cause, the disruption of consumer products' supply chains, and delays in shipments, product development, and product launches. The macroeconomic conditions also impart substantial uncertainty into our operating environment, which presents additional challenges for our business. These factors and the related uncertainty may cause delays or a decrease in the adoption or implementation of our technologies into new products by partners and licensees. These conditions may impact consumer demand for devices and services and our partners’ ability to manufacture devices. Further, we may be negatively impacted by delays in transaction cycles and our recoveries efforts due to the noted macroeconomic conditions and related uncertainty. The future implications of these macroeconomic conditions on our business, the markets we serve, results of operations and overall financial position remain uncertain.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board of Directors announced a $250.0 million stock repurchase program on November 3, 2009. The program, which has no expiration date, approved the repurchase of shares of our Class A common stock, $0.001 par value per share. The authorized maximum was subsequently increased by $300.0 million, $250.0 million, $100.0 million, $200.0 million, $200.0 million, $350.0 million, $350.0 million, $350.0 million, $250.0 million, $350.0 million, and $350.0 million as announced on July 29, 2010, August 4, 2011, February 8, 2012, October 23, 2014, January 25, 2017, July 25, 2018, August 1, 2019, July 29, 2021, February 3, 2022, August 9, 2022, and August 7, 2024 respectively. Stock repurchases under this program may be made through open market transactions, negotiated purchases, or otherwise, at times and in amounts that we consider appropriate. For additional details on the increase announced on July 30, 2026, refer to Note 19 "Subsequent Event" to our unaudited interim condensed consolidated financial statements.
The following table provides information regarding our share repurchases made under the program during the third quarter of fiscal 2026:

Repurchase Activity	Total Shares Repurchased	Average Price Paid Per Share (1)	Total Shares Purchased As Part Of Publicly Announced Programs	Remaining Authorized Share Repurchases (2)
March 28, 2026 - April 24, 2026	—	—	—	$141.6 million
April 25, 2026 - May 22, 2026	650,376	$55.52	650,376	$105.5 million
May 23, 2026 - June 26, 2026	525,660	$54.96	525,660	$76.6 million
Total	1,176,036		1,176,036

(1)Average price paid per share excludes commission costs.
(2)Amounts represent the approximate dollar value of the maximum remaining number of shares that may yet be purchased under the stock repurchase program as of the end of the applicable period and excludes commission costs.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the fiscal quarter ending June 26, 2026, no director or officer, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated By Reference Herein
		Form	File Number	Date	Provided Herewith

10.1*	Form of Indemnification Agreement entered into between the Registrant and its Directors and Officers				X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1+	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act				X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Extension Definition				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
*    Denotes a management contract or compensatory plan or arrangement.
+    Furnished herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 30, 2026

DOLBY LABORATORIES, INC.
By:	/S/ ROBERT PARK
Robert Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)